Form 10-Q
period 2001-06-30
SHELBOURNE PROPERTIES I INC
filed 2001-08-14
CIK 1106036

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission file number 0-16345

                          SHELBOURNE PROPERTIES I, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  04-3502384
                  --------                                  ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                           Identification No.)

     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 570-4600
              (Registrant's telephone number, including area code)

                   Five Cambridge Center, Cambridge, MA 02142
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X            No
                        ---              -----

As of August 13, 2001, there were 1,263,189 shares of common stock outstanding.

================================================================================

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

The financial information contained in this Form 10-Q for the periods prior to April 18, 2001 are those of Shelbourne Properties I, Inc.'s predecessor in interest, Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Partnership"). On April 18, 2001, the Partnership was merged with and into Shelbourne Properties I, LP, a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties I, Inc.

                                      INDEX

                                                                                            Page
                                                                                            -----
   Part I.  Financial Information
   Item 1. Financial Statements:

        Balance Sheets - June 30, 2001 and December 31, 2000...............................    3

        Statements of Operations - Three and Six Months Ended
          June 30, 2001 and 2000...........................................................    4

        Statement of Equity - Six Months Ended June 30, 2001...............................    5

        Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000.................    6

        Notes to Financial Statements......................................................    7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................................   13

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk......................   17


   Part II. Other Information:

   Item 4.  Submission of Matters to a Vote of Securityholders.............................   18

   Item 6.  Exhibits and Reports on Form 8-K...............................................   18

   Signatures..............................................................................   19


                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                                 BALANCE SHEETS


                                                        JUNE 30, 2001           DECEMBER 31, 2000
                                                        -------------           -----------------
                                                         [UNAUDITED]
ASSETS

Real estate - net                                      $  31,414,546             $  31,385,741
Cash and cash equivalents                                 14,903,336                13,229,944
Other assets                                               3,182,481                 3,040,423
Receivables - net                                            237,483                   216,573
                                                       -------------             -------------
                                                       $  49,737,846              $ 47,872,681
                                                       =============              ============


LIABILITIES AND EQUITY

Accounts payable and accrued expenses                   $  1,028,290               $   781,936
Due to affiliates                                                 --                   396,320
                                                       -------------               -----------
                                                           1,028,290                 1,178,256
                                                       --------------             -------------

Equity:

Common Stock:
$.01 Par Value per share; Authorized 2,500,000
  shares; issued and outstanding 1,263,189 shares              12,632                        -
Additional Capital                                         48,072,897                        -
Retained Earnings                                             624,027                        -

Limited partners' equity (400,010 units
   issued and outstanding)                                          -                44,358,754
General partners' equity                                            -                 2,335,671
                                                       --------------            --------------
                                                           48,709,556                46,694,425
                                                       --------------            --------------
                                                         $ 49,737,846              $ 47,872,681
                                                       ==============            ==============







                       See notes to financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                            STATEMENTS OF OPERATIONS
                                   [UNAUDITED]



                                                FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                ---------------------------          --------------------------

                                                     2001               2000             2001                2000
                                                     ----               -----            ----                ----

Rental Revenue                                   $ 2,432,586        $ 2,216,883      $ 5,492,411         $ 5,099,110
                                                 -----------        -----------      -----------         -----------

Costs and Expenses:

     Operating expenses                              835,568            713,743        1,652,443           1,541,746
     Depreciation and amortization                   359,938            343,678          741,999             689,166
     Asset management fee                            267,524            172,519          531,094             345,038
     Administrative expenses                         275,325            298,761          737,548             587,045
     Property management fee                          77,043             81,360          164,684             169,104
                                                  ----------         ----------        ----------          ---------
                                                   1,815,398          1,610,061        3,827,768           3,332,099
                                                  ----------         ----------        ----------          ---------

Income before interest and other income              617,188            606,822        1,664,643           1,767,011

     Interest income                                 149,440            123,163          332,522             217,819

     Other income                                      2,320              9,500           17,966               9,500
                                                  ----------         ----------        ----------          ---------

Net income                                         $ 768,948          $ 739,485      $ 2,015,131          $1,994,330
                                                  ==========          =========      ===========          ==========

Earnings Per Share - Basic and Diluted

Net income per common share                         $    .61           $    .59         $   1.60            $   1.58
                                                    ========           ========         ========            ========

Weighted average common shares                     1,263,189          1,263,189        1,263,189           1,263,189
                                                   =========          =========        =========           =========





                       See notes to financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                               STATEMENT OF EQUITY
                                   [UNAUDITED]


                                      PARTNERS' EQUITY                       SHAREHOLDERS' EQUITY
                                  -------------------------        -----------------------------------------
                                   GENERAL          LIMITED        COMMON        ADDITIONAL      RETAINED
                                   PARTNERS         PARTNERS        STOCK         CAPITAL        EARNINGS         TOTAL
                                  -----------    ------------      ----------   ------------   -------------     ---------

Balance, January 1, 2001          $ 2,335,671   $  44,358,754      $    -        $      -        $    -       $ 46,694,425

Net income through
April 18, 2001                         69,555       1,321,549                                                    1,391,104

Conversion of partnership
into REIT                         (2,405,226)    (45,680,303)        12,632       48,072,897           -                -

Net income subsequent
to conversion                              -               -              -                -      624,027          624,027
                                  ------------   ------------      ----------    ------------    ---------      -----------
Balance, June 30, 2001            $        -    $          -       $ 12,632      $ 48,072,897    $624,027     $ 48,709,556
                                   ===========  =============      ===========   ============    ========      ============


















                       See notes to financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001


                           STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     --------------------- --------------------
                                                                            2001                    2000
                                                                            ----                    ----

Cash Flows From Operating Activities:

     Net income                                                            $2,015,131               $1,994,330
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                                        741,999                  689,166
         Straight-line adjustment for stepped
           lease rentals                                                       22,309                   21,673
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                                246,352                (227,771)
         Receivables                                                         (20,910)                 (95,075)
         Due to affiliates                                                  (396,320)                  106,193
         Other assets                                                       (312,844)                 (92,247)
                                                                           ----------               ----------
     Net cash provided by operating activities                              2,295,717                2,396,269
                                                                           ----------               ----------

Cash Flows From Investing Activities:

     Improvements to real estate                                            (622,325)
                                                                           ----------               ----------
                                                                                                     (141,757)

Increase In Cash And Cash Equivalents                                       1,673,392                2,254,512

Cash And Cash Equivalents, Beginning of Year                               13,229,944                8,521,370
                                                                           ----------               ----------

Cash And Cash Equivalents, End of Quarter                                 $14,903,336              $10,775,882
                                                                          ===========              ===========












                       See notes to financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

L.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Annual Report on Form 10-K of Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Partnership") for the year ended December 31, 2000. Effective April 18, 2001, the Partnership was merged with and into Shelbourne Properties I, LP (the "Operating Partnership"), a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties I, Inc. (together with the Operating Partnership, the "Company"). See Note 7.

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Investment in Joint Ventures

         Certain properties are owned in joint ventures with Shelbourne Properties II, LP and/or Shelbourne Properties III, LP, affiliated partnerships that are under common control with the Company. The Company owns, and the Partnership owned, an undivided interest in the assets owned by these joint ventures and is and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, the Company's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

         Real Estate

         Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluated, and the Company will evaluate the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictated. If this review indicates that the carrying value of a property might not be recoverable, the Partnership prepared, and the Company will prepare, estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Real Estate (continued)

         If the sum of the expected future cash flows, undiscounted, was less than the carrying amount of the property, the Partnership recognized, and the Company will recognize, an impairment loss, and reduced the carrying amount of the property to its estimated fair value. Fair value is the amount at which the property could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimated, and will continue to estimate, fair value using discounted cash flows or market comparables as most appropriate for each property. Independent certified appraisers were utilized to assist management when warranted.

         Impairment write-downs recorded by the Partnership prior to April 18, 2001 did not affect the tax basis of the assets and were not included in the determination of taxable income or loss. No write-downs have been recorded since the effective date of the merger.

         Because the expected cash flows used to evaluate the recoverability of the property and their fair values were based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process were based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Company may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

         Recently Issued Accounting Pronouncements

         Effective January 1, 2001, the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Partnership. Because the Partnership did not utilize derivatives or engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements and is not expected to have a material effect on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Company's financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (continued)

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS no. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Company's financial statements.

3.       RELATED PARTY TRANSACTIONS

         Until April 18, 2001, the general partners of the Partnership were entitled to receive certain fees and reimbursement for expenses as permitted under the terms of the Partnership's partnership agreement. Effective April 18, 2001, the Company entered into a contract with Shelbourne Management, LLC ("Shelbourne Management"), which contract has a term of 10 years, pursuant to which Shelbourne Management is to provide the Company with all management, advisory and property management services. Shelbourne Management is owned by Presidio Capital Investment Company, LLC ("PCIC"), an entity controlled and principally owned by affiliates of the senior management of the Company. For providing these services, Shelbourne Management will receive (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of Shelbourne as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $150,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with the performance of its services.

         The fees payable to the general partners prior to April 18, 2001 and to Shelbourne Management from and after April 18, 2001 consist of (i) a maximum non-accountable expense reimbursement of $150,000 per year,
         (ii) an annual management fee of 1.25% of the Gross Asset Value of the Partnership/Company (as defined), (iii) property management fees of up to 6% of property revenues, and (iv) reimbursement of expenses incurred in connection with the performance of its services. Gross asset value is the gross asset value of all assets owned by the Operating Partnership based on the latest appraisal of real estate assets by an independent appraiser of national reputation selected by the advisor and the amount of other assets as reflected on the balance sheet. Since the asset management fee is based on gross assets, the amount payable to Shelbourne Management will increase to the extent the Company acquires new investments, whether for cash, or by causing the Company to incur indebtedness or otherwise.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

3.       RELATED PARTY TRANSACTIONS (CONTINUED)

         The following table indicates the amounts paid to general partners and Shelbourne Management on account of such fees for the six month periods ended June 30, 2001 and June 30, 2000.

                                              Six Months Ended
                                      June 30, 2001              June 30, 2000
                                      -------------               -------------
                                                    Shelbourne
                                General Partners    Management  General Partners

         Expense Reimbursement       $ 44,583        $ 30,417         $ 75,000
         Asset Management Fee        $314,102        $216,992         $345,038

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

         For the quarter ended June 30, 2000, Resources Supervisory was entitled to receive $81,360 of which $77,930 was paid to unaffiliated management companies for property management services with the balance being retained by Resources Supervisory. For the sixth months ended June 30, 2000, Resources Supervisory was entitled to receive $169,104 of which $154,478 was paid to unaffiliated management companies for property management services with the balance being retained by Resources Supervisory.

         Effective October 2000, Kestrel Management L.P. ("Kestrel"), an affiliate of the agent began performing all property management services directly for the Partnership and, effective April 18, 2001, the Company. For the quarter ended June 30, 2001, Kestrel earned $77,043. For the sixth months ended June 30, 2001, Kestrel earned $164,684.

         In connection with the merger, the units of limited partnership interest held by affiliates of the general partners, including those acquired in tender offers made in connection with the settlement of a class action lawsuit were converted into shares of common stock of the Company. In this regard, affiliates of PCIC received 360,744 shares of common stock of the Company representing 28.6% of the total outstanding shares. In addition, pursuant to the terms of the merger, the general partners received an aggregate of 63,159 shares. See Note 7.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]


4.       REAL ESTATE

         The following table is a summary of the Company's real estate as of:


                                                             JUNE 30, 2001    DECEMBER 31, 2000
                                                             -------------    ----------------
                                                               [UNAUDITED]

         Land                                                 $ 10,370,965        $ 10,370,965
         Building and improvements                              38,493,961          37,871,636
                                                              ------------         ------------
                                                                48,864,926          48,242,601
         Less: Accumulated depreciation                        (17,450,380)        (16,856,860)
                                                              ------------         ------------

                                                              $ 31,414,546         $ 31,385,741
                                                              ============         ============

5.       DUE TO AFFILIATES

                                                             JUNE 30, 2001      DECEMBER 31, 2000
                                                              ------------      -----------------
                                                              [UNAUDITED]

         Partnership management fee                            $        -          $    358,820
         Non-accountable expense reimbursement                          -                37,500
                                                               ------------         ------------
              Total                                            $        -          $    396,320
                                                               =============       =============



         The amounts payable at December 31, 2000 were paid in the subsequent quarters.

6.       FEDERAL INCOME TAX CONSIDERATIONS

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

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

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

         As amended, the Partnership Agreement (a) provided for a Partnership Asset Management Fee equal to 1.25% of the Gross Asset Value of the Partnership (as defined) and (b) fixed the amount that the General Partners would be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of March 31, 2001, the Fee Give-Back Amount was $7.58 per Unit, subject to reduction by approximately $.98 per Unit for each full calendar year after 2000 in which liquidation did not occur. As amended, the Partnership Agreement provided that, upon a reorganization of the Partnership into a REIT or other public entity, the general partners would have no further liability to pay the Fee Give-Back Amount. As a result of the conversion of the Partnership into a REIT on April 18, 2001, as described below, the general partners liability to pay the Fee Give-Back Amount was extinguished.

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

         The consent of limited partners was sought to approve the conversion of the Partnership into the Company. The consent solicitation expired April 16, 2001 and holders of a majority of the units approved the conversion.

         On April 18, 2001 the conversion was accomplished by merging the Partnership into the Operating Partnership. Pursuant to the merger, each limited partner of the Partnership received three shares of stock of the Company for each unit they owned and the general partners received an aggregate of 63,159 shares of stock in the Company in exchange for their general partner interests in the Partnership. The common stock of Company is listed on the American Stock Exchange under the symbol HXD.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001


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

         On April 18, 2001, Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Partnership was merged with and into Shelbourne Properties I, LP, a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties I, Inc. Shelbourne Properties I, LP and Shelbourne Properties I, Inc. is collectively referred to as the "Company". Set below is a discussion and analysis of the financial condition of the Company and the historical operations of the Partnership.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition to cash, unlike the Partnership which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity, capital raised by either borrowing money on a long-term or short-term basis, or issuing additional equity securities. Due to the restrictions on debt incurrence in the Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

         The Company had $14,903,336 in cash and cash equivalents at June 30, 2001. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

          based upon cash and cash equivalents increased by $1,673,392 for the six months ended June 30, 2001 as compared to December 31, 2000. The increase is due to $2,295,717 of cash provided by operating activities that was partially offset by $622,325 of improvements to real estate (investing activities). Currently, the Company's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants that amounted to $2,432,586 for the three months ended June 30, 2001 and $5,492,411 for the six months ended June 30, 2001. In addition, to the extent the Company acquires additional assets, its cash flow from operations would derived from a larger, more diverse, and potentially riskier group of assets than currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

          For the three and six months ended June 30, 2001, the Company made $204,183 and $622,325 respectively, in capital expenditures which were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of elevator repairs and water piping at Seattle Tower and sidewalk configuration at Southport Shopping Center. In February 2001, the Seattle area was hit with an earthquake. The damage to Seattle Tower did not effect its operations and it is expected that insurance will cover the costs associated with the damage.

          The budgeted expenditures for capital improvements and capitalized tenant procurement cost in 2001is an aggregate $2,505,000. These costs are expected to be incurred in the normal course of business and funded from cash flow from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital including financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. Because it is possible that the Company will have mortgage indebtedness and a substantially larger pool of real estate assets, thereby increasing expenses, the risk that it may be unable to fund the necessary capital and tenant procurement costs at its properties will likely be increased.

          Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on the Company's liquidity. If, however, real estate market conditions deteriorate in any areas where properties are located, there is substantial risk that future cash flow may be insufficient to fund the capital improvements and lease procurement costs of the properties. In that event, the Company would utilize its remaining working capital reserves, reduce distributions, raise additional capital through financing or the issuance of equity, or sell one or more properties.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001



         RESULTS OF OPERATIONS

         Six months ended June 30, 2001 vs. June 30, 2000
         ------------------------------------------------

         The Company's net income experienced an increase of $20,801 (slightly more than 1%) for the six months ended June 30, 2001 as compared to the same periods in the prior year. The increase in net income for the comparable six month periods was due to an increase in rental revenue of $393,301 (7.7%), interest income of $114,703 (52.7%) and other income of $8,466 (89.1%) partially offset by an increase in costs and expenses of $495,669 (14.9%).

         Rental revenues increased during the six months ended June 30, 2001 compared to 2000 primarily due to increased income from common area maintenance & real estate tax recoveries along with the leasing of vacant spaces at Southport Shopping Center and lease renewals at current market rates at both Southport and Loch Raven Plaza.

         Interest income increased during the six months ended June 30, 2001 due to higher cash balances during the six months of 2001 as compared to the comparable period in 2000. This is due to the suspension by the Partnership of distributions until the conditions of the settlement of the lawsuit were met. To the extent that dividends are made in excess of net income, it is expected that interest income will decline in subsequent quarters. Other income increased during the six months ended June 30, 2001 as compared to the same period in 2000 as a result of the increase in the amount of investor servicing transfer fees.

         Costs and expenses increased by $495,669 during the six months ended June 30, 2001 compared to the same period in 2000 due to increases in operating expenses, depreciation and amortization, management fees and administrative expenses. Operating expenses increased for the comparable periods due to increased real estate taxes, utility costs and repairs and maintenance. Depreciation and amortization increased due to tenant procurement costs associated with the leasing of vacant space at Southport Shopping Center and renewals at Southport and Loch Raven Plaza as well as significant improvements to real estate. Asset management fees increased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 as appraisals were conducted for each property in the second quarter of 2000 that significantly increased the Gross Asset Value of the portfolio owned by the Company. . Administrative expenses increased for the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to increased expenses associated with the conversion of the Partnership into the Company. Property management fees remained relatively constant for the comparable six month periods.

         Three months ended June 30, 2001 vs. June 30, 2000
         --------------------------------------------------

         The Company's net income experienced an increase of $29,463 (4%) for the three months ended June 30, 2001. The increase in net income for the comparable three month periods was due to an increase in rental revenue of $215,703 (9.7%) and interest income of $26,277 (21.3%) that was partially offset by a decrease in other income of $7,180 (75.6%), an increase in costs and expenses of $205,337 (12.8%).

         Rental income increased during the three-months ended June 30, 2001 due to the lease up of previously vacant suites at Southport Shopping Center as well as lease renewals at current market rates at Southport and Loch Raven Plaza.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

         Interest income increased during the three-months ended June 30, 2001 due to higher cash balances during that time as compared to the same period ended June 30, 2000.

         Other income decreased for the three months ended June 30, 2001 as compared to the same period ended June 30, 2000 due to the decrease in transfer fee income.

         Costs and expenses increased by $205,337 during the three months ended June 30, 2001 compared to the same period in 2000 primarily due to increased operating expenses and asset management fees partially offset by a decrease in general and administrative costs. Operating expenses increased due to increases in real estate taxes, utility costs and repairs and maintenance. Asset management fees increased as appraisals were conducted for each property in the second quarter of 2000 that significantly increased the Gross Asset Value of the portfolio owned by the Company. The reduction in general and administrative expenses is primarily due to the consummation of the conversion of the Company in April 2001 which reduced legal and other expenses associated therewith. The Company also experienced higher depreciation expense due to real estate improvements. Property management fees remained relatively stable.

         Inflation is not expected to have a material impact on the operations or financial position of Shelbourne.

         FUNDS FROM OPERATIONS

         Management believes that Funds From Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

         FFO, which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from debt restructurings, asset valuation provisions and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

         The Company's FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001

         FFO for the three and six month periods ended June 30, 2001 and 2000 are summarized in the following table:


                                                    Three Months Ended                     Six Months Ended
                                            June 30, 2001       June 30, 2000      June 30, 2001     June 30, 2000
                                            -------------       -------------      -------------     -------------

    Net Income                                    $ 768,928            $ 739,485        $2,015,131        $1,994,330

    Plus:    Depreciation and
             amortization related to
             real estate                            359,958              343,678           741,999           689,167
                                                 ----------           ----------        ----------        ----------

    Funds From Operations                        $1,128,886           $1,083,163        $2,757,130        $2,683,497
                                                 ==========           ==========        ==========        ==========


         OTHER MATTERS

         Effective August 15, 2001, Messrs. W. Edward Scheetz and David T. Hamamoto, directors of the Company, have been appointed as Co-Chief Executive Officers of the Company and of its external adviser, Shelbourne Management LLC, in replacement of Mr. Michael L. Ashner, who resigned effective as of such date. Mr. Ashner is the Chief Executive Officer of Kestrel Management, L.P., the entity that, together with its affiliates, will continue to perform administrative and property management services for the Company. The resignation of Mr. Ashner and the other officers of the Company who are employed by Kestrel Management is not expected to have an impact on the operations of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any debt instruments. As such, the Company does not have any market risk of interest rate volatility. However, to the extent that interest rates are lowered, interest income on the Company's cash reserves will, accordingly, decrease. The Company does not believe that it has any risk related to derivative financial instruments.

                          SHELBOURNE PROPERTIES I, INC.

                            FORM 10-Q - JUNE 30, 2001



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders

Commencing February 15, 2001, consents of the limited partners of the Partnership were solicited to the conversion of the Partnership into a publicly traded real estate investment trust. The consent solicitation period ended on April 16, 2001. Holders of 246,723 units (61.63% of the outstanding units) voted in favor of the conversion, holders of 27,523 units (6.88% of the outstanding units) voted against the conversion and holders of 3,152 units (.79% of the outstanding units) abstained. The conversion was consummated on April 18, 2001 and each outstanding limited partnership unit in the Partnership was converted into three shares of common stock of the Company.


Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits:

              99.      Press Release dated August 14, 2001

     (a)      Reports on Form 8-K:

              No report on Form 8-K was filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Shelbourne Properties I, Inc.

Dated:   August 14, 2001              By: /s/ Michael L. Ashner
                                          --------------------------------------
                                          Michael L. Ashner
                                          President and Director
                                          (Principal Executive Officer)


Dated:   August 14, 2001              By: /s/ Dallas E. Lucas
                                          --------------------------------------
                                          Dallas E. Lucas
                                          Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

No.         Exhibit                                           Page No.
---         -------                                           -------

99.         Press Release dated August 14, 2001                  21