Form 10-Q
period 2001-09-30
SHELBOURNE PROPERTIES I INC
filed 2001-11-14
CIK 1106036

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                               ------------------

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

                  527 Madison Avenue, New York, New York 10022
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (212) 319-3400
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

As of November 1, 2001, there were 1,263,189 shares of common stock outstanding.

================================================================================

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

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

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

  Item 1. Financial Statements:

       Balance Sheets - September 30, 2001 and December 31, 2000 .......   3

       Statements of Operations - Three and Nine Months Ended
         September 30, 2001 and 2000 ...................................   4

       Statement of Equity - Nine Months Ended September 30, 2001 ......   5

       Statements of Cash Flows - Nine Months Ended
        September 30, 2001 and 2000 ....................................   6

       Notes to Financial Statements ...................................   7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................  14

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk ...  18


Part II. Other Information:

  Item 6.  Exhibits and Reports on Form 8-K ............................  19

  Signatures ...........................................................  20

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001


                                 BALANCE SHEETS

                                                                        SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                                        ------------------        -----------------
                                                                           (UNAUDITED)
ASSETS
------

Real estate - net ......................................................   $31,442,875               $31,385,741
Cash and cash equivalents ..............................................    15,802,620                13,229,944
Other assets ...........................................................     3,062,398                 3,040,423
Receivables - net ......................................................       315,040                   216,573
                                                                           -----------               -----------
                                                                           $50,622,933               $47,872,681
                                                                           ===========               ===========
LIABILITIES AND EQUITY
----------------------

Accounts payable and accrued expenses ..................................   $ 1,164,706               $   781,936
Due to affiliates ......................................................             -                   396,320
                                                                           -----------               -----------
                                                                             1,164,706                 1,178,256
                                                                           -----------               -----------
Equity:

Common Stock:
$.01 Par Value per share; Authorized 2,500,000 shares; issued
and outstanding 1,263,189 shares .......................................        12,632                         -
Additional Capital .....................................................    48,072,897                         -
Retained Earnings ......................................................     1,372,698                         -

Limited partners' equity (400,010 units
   issued and outstanding) .............................................             -                44,358,754
General partners' equity ...............................................             -                 2,335,671
                                                                           -----------               -----------
                                                                            49,458,227                46,694,425
                                                                           -----------               -----------
                                                                           $50,622,933               $47,872,681
                                                                           ===========               ===========


                       See notes to financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                            ------------------------------      -------------------------------
                                                2001              2000             2001                2000
                                                ----              ----             ----                ----
Rental Revenue                              $ 2,414,141        $ 2,444,132      $ 7,906,552         $ 7,543,242
                                            -----------        -----------      -----------         -----------
Costs and Expenses:

     Operating expenses                         928,904            919,204        2,637,555           2,460,950
     Depreciation and amortization              398,976            365,832        1,140,975           1,054,998
     Asset management fee                       268,799            222,226          799,893             567,264
     Administrative expenses                    123,921            186,993          805,259             774,038
     Property management fee                     71,572             52,538          236,256             221,642
                                            -----------        -----------      -----------         -----------
                                              1,792,172          1,746,793        5,619,938           5,078,892
                                            -----------        -----------      -----------         -----------
Income before interest and other income         621,969            697,339        2,286,614           2,464,350

     Interest income                            115,411            150,495          447,931             368,314

     Other income                                11,291             19,700           29,257              29,200
                                            -----------        -----------      -----------         -----------
Net income                                  $   748,671        $   867,534      $ 2,763,802         $ 2,861,864
                                            ===========        ===========      ===========         ===========
Earnings Per Share - Basic and Diluted
Net income per common share                 $       .59        $       .69      $      2.19         $      2.27
                                            ===========        ===========      ===========         ===========
Weighted average common shares                1,263,189          1,263,189        1,263,189           1,263,189
                                            ===========        ===========      ===========         ===========


                       See notes to financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                               STATEMENT OF EQUITY
                                   (UNAUDITED)

                                         PARTNERS' EQUITY                        SHAREHOLDERS' EQUITY
                                    ---------------------------  -------------------------------------------------------
                                      GENERAL       LIMITED        COMMON       ADDITIONAL      RETAINED
                                      PARTNERS      PARTNERS        STOCK        CAPITAL        EARNINGS         TOTAL
                                      --------      --------        -----        -------        --------         -----
Balance, January 1, 2001            $ 2,335,671   $ 44,358,754     $      -    $         -     $        -    $ 46,694,425

Net income through
April 18, 2001                           69,555      1,321,549            -              -              -       1,391,104

Conversion of partnership into
REIT                                 (2,405,226)   (45,680,303)      12,632     48,072,897              -               -

Net income subsequent
to conversion                                 -              -            -              -      1,372,698       1,372,698
                                    -----------   ------------     -------     ----------      ---------     ------------
Balance, September 30, 2001         $         -   $          -     $ 12,632    $48,072,897     $1,372,698    $ 49,458,227
                                    ===========   ============     ========    ===========     ==========    ============



                       See notes to financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                            2001                     2000
                                                            ----                     ----
Cash Flows From Operating Activities:

     Net income                                          $ 2,763,802             $ 2,861,864
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                     1,140,975               1,054,998
         Straight-line adjustment for stepped
           lease rentals                                      23,395                (12,500)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses               382,770               (202,253)
         Receivables                                        (98,467)                (89,752)
         Due to affiliates                                 (396,320)                 152,472
         Other assets                                      (278,352)               (116,470)
                                                         -----------             -----------
     Net cash provided by operating activities             3,537,803               3,648,359
                                                         -----------             -----------
Cash Flows From Investing Activities:

     Improvements to real estate                           (965,127)               (106,809)
                                                         -----------             -----------

Increase In Cash And Cash Equivalents                      2,572,676               3,541,550

Cash And Cash Equivalents, Beginning of Year              13,229,944               8,521,370
                                                         -----------             -----------

Cash And Cash Equivalents, End of Quarter                $15,802,620             $12,062,920
                                                         ===========             ===========

                       See notes to financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Investment in Joint Ventures
         ----------------------------

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

         Real Estate
         -----------

         Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluated, and the Company will evaluate, the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property might not be recoverable, the Partnership prepared, and the Company will prepare, estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Real Estate (continued)
         -----------------------

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         Effective January 1, 2001, the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Partnership. Because the Partnership did not utilize derivatives or engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements and is not expected to have a material effect on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to have a material effect on the Company's financial statements.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (continued)
         -----------------------------------------------------

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS no. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Company's results of operations.


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

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       RELATED PARTY TRANSACTIONS (CONTINUED)

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

         The following table indicates the amounts paid to general partners and Shelbourne Management on account of such fees for the nine-month periods ended September 30, 2001 and September 30, 2000.

                                                    Nine Months Ended
                                    September 30, 2001        September 30, 2000
                                    ------------------        ------------------
                                        (unaudited)               (unaudited)
                                        -----------               -----------
                                   General      Shelbourne          General
                                  Partners      Management          Partners
                                  --------      ----------          --------
        Expense Reimbursement     $44,583        $67,917            $112,500
        Asset Management Fee      $314,102       $485,791           $567,264

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

         For the quarter ended September 30, 2000, Resources Supervisory was entitled to receive $52,538 of which $48,114 was paid to Kestrel Management L.P. ("Kestrel"), an entity controlled by former executive officers and a director of the Company, for property management services with the balance being retained by Resources Supervisory. For the nine months ended September 30, 2000, Resources Supervisory was entitled to receive $221,642 of which $137,022 was paid to Kestrel and $78,652 was paid to unaffiliated management companies for property management services with the balance being retained by Resources Supervisory.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       RELATED PARTY TRANSACTIONS (CONTINUED)

         Effective October 2000, Kestrel began performing all property management services directly for the Partnership and, effective April 18, 2001, the Company. For the quarter ended September 30, 2001, Kestrel earned $71,572. For the nine months ended September 30, 2001, Kestrel earned $236,256.

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


4.       REAL ESTATE

         The following table is a summary of the Company's real estate as of:

                                           SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                           ------------------   -----------------
                                              (unaudited)
                                              -----------
         Land                                 $ 10,370,965        $ 10,370,965
         Building and improvements              38,836,763          37,871,636
                                              ------------        ------------
                                                49,207,728          48,242,601
         Less: Accumulated depreciation        (17,764,853)        (16,856,860)
                                              ------------        ------------

                                              $ 31,442,875        $ 31,385,741
                                              ============        ============


5.       DUE TO AFFILIATES

                                                     SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                     ------------------     -----------------
                                                        (unaudited)
                                                        -----------
         Partnership management fee                      $       -              $ 358,820
         Non-accountable expense reimbursement                   -                 37,500
                                                         ----------             ---------
                  Total                                  $       -              $ 396,320
                                                         ==========             =========


The amounts payable at December 31, 2000 were paid in the subsequent quarter.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)


6.       FEDERAL INCOME TAX CONSIDERATIONS

         As of April 18, 2001, the Partnership was converted into a corporation that elected to be taxed as a real estate investment trust (REIT) under the provisions of the Internal Revenue Code. See Note 7. As a result, the shareholders of the REIT will be required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.


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

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       SETTLEMENT OF LAWSUIT (CONTINUED)

         The consent of limited partners was sought to approve the conversion of the Partnership into the Company. The consent solicitation expired April 16, 2001 and holders of a majority of the units approved the conversion.

         On April 18, 2001 the conversion was accomplished by merging the Partnership into the Operating Partnership. Pursuant to the merger, each limited partner of the Partnership received three shares of stock of the Company for each unit they owned and the general partners received an aggregate of 63,159 shares of stock in the Company in exchange for their general partner interests in the Partnership. The common stock of the Company is listed on the American Stock Exchange under the symbol HXD.

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001


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

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition to cash, unlike the Partnership which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity, capital raised by either borrowing money on a long-term or short-term basis, or issuing additional equity securities. Due to the restrictions on debt incurrence by the Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

         The Company had $15,802,620 in cash and cash equivalents at September 30, 2001. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $2,572,676 for the nine months ended September 30, 2001 as compared to December 31, 2000. The increase is due to

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001


         $3,537,803 of cash provided by operating activities that was partially offset by $965,127 of improvements to real estate (investing activities). Currently, the Company's primary source of funds is cash flow from the operation of its properties, principally rents charged to tenants that amounted to $2,414,141 for the three months ended September 30, 2001 and $7,906,552 for the nine months ended September 30, 2001. In addition, to the extent the Company acquires additional assets, its cash flow from operations would be derived from a larger, more diverse, and potentially riskier group of assets than currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

         For the three and nine months ended September 30, 2001, the Company made $342,802 and $965,127 respectively, in capital expenditures which were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of elevator repairs and water piping at Seattle Tower, sidewalk configuration at Southport Shopping Center and booster pumps for fire sprinklers at 568 Broadway. In February 2001, the Seattle area was hit with an earthquake. The damage to Seattle Tower did not effect its operations and it is expected that insurance will cover most of the costs associated with the damage.

         Although the Company budgeted an aggregate of $2,505,000 for capital improvements and capitalized tenant procurement costs in 2001, to date the Company has only spent $965,127 for these items. It is not expected that the full budgeted amount will be spent prior to year end and any additional expenditures are expected to be incurred during the normal course of business and funded from cash flow from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital including financing proceeds and the issuance of additional equity. However, the actual amount of such remaining expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. Because it is possible that the Company will have mortgage indebtedness and a substantially larger pool of real estate assets, thereby increasing expenses, the risk that it may be unable to fund the necessary capital and tenant procurement costs at its properties will likely be increased.

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

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

         RESULTS OF OPERATIONS
         ---------------------

         Nine months ended September 30, 2001 vs. September 30, 2000
         -----------------------------------------------------------

         The Company's net income experienced a decrease of $98,062 (3.4%) for the nine months ended September 30, 2001 as compared to the same period in the prior year. The decrease in net income for the comparable nine-month periods was due to an increase in costs and expenses of $541,046 (10.7%), partially offset by increases in rental revenue of $363,310 (4.8%), interest income of $79,617 (21.6%) and other income of $57 (slightly less than 1%).

         Costs and expenses increased by $541,046 during the nine months ended September 30, 2001 compared to the same period in 2000 due to increases in all expense categories. Operating expenses increased for the comparable periods due to increased real estate taxes, utility costs and repairs and maintenance. Depreciation and amortization increased due to tenant procurement costs associated with the leasing of vacant space at Southport Shopping Center and renewals at Southport and Loch Raven Plaza as well as significant improvements to real estate. Asset management fees increased for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 as appraisals were conducted for each property in the second quarter of 2000 that significantly increased the Gross Asset Value of the portfolio owned by the Company along with the increased cash balance. Administrative expenses increased for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to increased expenses associated with the conversion of the Partnership into the Company. Property management fees increase slightly during the comparable nine-month period due to higher revenue collections.

         Rental revenues increased during the nine months ended September 30, 2001 compared to 2000 primarily due to increased income from common area maintenance & real estate tax recoveries along with increased rentals at 568 Broadway, Century Park, and Loch Raven.

         Interest income increased during the nine months ended September 30, 2001 due to higher cash balances during the nine months of 2001 as compared to the comparable period in 2000. This is due to the suspension by the Partnership of distributions until the conditions of the settlement of the lawsuit were met. To the extent that dividends are made in excess of net income, it is expected that interest income will decline in subsequent quarters. Other income increased slightly during the nine months ended September 30, 2001 as compared to the same period in 2000.

         Three months ended September 30, 2001 vs. September 30, 2000
         ------------------------------------------------------------

         The Company's net income experienced a decrease of $118,863 (13.7%) for the three months ended September 30, 2001 as compared to the comparable period in 2000. The decrease in net income is due to an increase in costs and expenses of $45,379 (2.6%) a decrease in rental revenue of $29,991 (1.2%), interest income of $35,084 (23%) and other income of $8,409 (42.7%)

         Rental income decreased during the three-months ended September 30, 2001 compared to the comparable period in 2000 due to a significant reduction in Southport Shopping Center's income. The property renegotiated a lease with Cinema Cafe in the 4th quarter of 2000 that significantly

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

         reduced their rent. Also, the space previously occupied by Ruby Tuesday has been divided and leased to two tenants, World Savings Bank and Dollar Depot, whose rental terms have not commenced. While Southport has recently leased up some vacant suites that were unoccupied during the 3rd quarter of 2000, the property has not been able to lease up spaces that subsequently became vacant after the 3rd quarter 2000.

         On September 10, 2001, McCrory's Corporation, a tenant at Southport Shopping Center, filed for chapter 11 bankruptcy protection. At this time, McCrory's has not rejected the lease and is current on its post-petition rent payments.

         Interest income decreased during the three-months ended September 30, 2001 due to lower yields available on cash investments during that time as compared to the same period ended September 30, 2000.

         Other income decreased for the three months ended September 30, 2001 as compared to the same period ended September 30, 2000 due to the decrease in transfer fee income.

         Costs and expenses increased by $45,379 during the three months ended September 30, 2001 compared to the same period in 2000 primarily due to increased asset management fees. Asset management fees increased as appraisals were conducted for each property in the second quarter of 2000 that significantly increased the Gross Asset Value of the portfolio owned by the Company along with an increased cash balance of Company. The reduction in general and administrative expenses is primarily due to the consummation of the conversion of the Company in April 2001 which reduced legal and other expenses associated therewith. The Company also experienced higher depreciation and amortization expenses due to real estate improvements and tenant procurement costs. Property management fees increased slightly due to higher collections during the 3rd quarter 2001 compared to the same period in 2000. Operating expenses remained relatively stable.

         Inflation is not expected to have a material impact on the operations or financial position of Shelbourne.

         FUNDS FROM OPERATIONS
         ---------------------

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

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001


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

         FFO for the three and nine month periods ended September 30, 2001 and 2000 are summarized in the following table:

                                                   Three Months Ended                    Nine Months Ended
                                           September 30,        September 30,     September 30,     September 30,
                                           -------------        -------------     -------------     -------------
                                               2001                 2000              2001              2000
                                               ----                 ----              ----              ----
    Net Income                               $ 748,671            $ 867,534        $2,763,802        $2,861,864

    Plus:    Depreciation and
             amortization related to
             real estate                       398,976              365,832         1,140,975         1,054,998
                                            ----------           ----------        ----------        ----------
    Funds From Operations                   $1,147,647           $1,233,366        $3,904,777        $3,916,862
                                            ==========           ==========        ==========        ==========


         OTHER MATTERS
         -------------

         Effective August 15, 2001, Messrs. W. Edward Scheetz and David T. Hamamoto, directors of the Company, were appointed as Co-Chief Executive Officers of the Company and of its external adviser, Shelbourne Management LLC, in replacement of Mr. Michael L. Ashner, who resigned effective as of such date. Mr. Ashner is the Chief Executive Officer of Kestrel Management, L.P., the entity that, together with its affiliates, continues to perform administrative and property management services for the Company. The resignation of Mr. Ashner and the other officers of the Company who are employed by Kestrel Management has not had an adverse impact on the operations of the Company.


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

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  None

                          SHELBOURNE PROPERTIES I, INC.

                           FORM 10Q-SEPTEMBER 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Shelbourne Properties I, Inc.

Dated: November 14, 2001             By: /s/ W. Edward Scheetz
                                         --------------------------------------
                                         W. Edward Scheetz
                                         President and Director
                                         (Principal Executive Officer)


Dated: November 14, 2001             By: /s/ Dallas E. Lucas
                                         ---------------------------------------
                                         Dallas E. Lucas
                                         Treasurer
                                         (Principal Financial and Accounting
                                         Officer)