Form 10-Q
period 2002-06-30
SHELBOURNE PROPERTIES I INC
filed 2002-08-19
CIK 1106036

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                  Yes     X               No
                      --------               --------

As of August 13, 2002, there were 839,286 shares of common stock outstanding.

--------------------------------------------------------------------------------

The financial information contained in this Form 10-Q for the periods prior to April 18, 2001 are those of Shelbourne Properties I, Inc.'s predecessor in interest, Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Predecessor Partnership"). On April 18, 2001, the Predecessor Partnership was merged with and into Shelbourne Properties I, L.P. a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties I, Inc.

                                      INDEX

                                                                            Page
        Part I.  Financial Information
        Item 1. Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets -
            June 30, 2002 and December 31, 2001............................    3

           Condensed Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 2002 and 2001..............    4

           Condensed Consolidated Statement of Equity -
            Six Months Ended June 30, 2002.................................    5

           Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2002 and 2001........................    6

           Notes to Condensed Consolidated Financial Statements............    7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................   14

        Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risk.........................................   24


        Part II. Other Information:

        Item 1.  Legal Proceedings.........................................   25

        Item 6.  Exhibits and Reports on Form 8-K..........................   26

        Signatures.........................................................   28

                          SHELBOURNE PROPERTIES I, INC.
                           FORM 10-Q - JUNE 30, 2002


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                           June 30, 2002            December 31, 2001
                                                                        ---------------------     -----------------------
ASSETS
Real estate, net                                                         $        18,963,674       $          31,783,227
Cash and cash equivalents                                                          4,606,591                  14,191,726
Other assets                                                                       1,786,559                   3,013,830
Receivables, net of allowances of
   $95,114 and $92,074, respectively                                                 209,128                     279,777
Investment in joint ventures                                                      18,296,528                           -
                                                                        ---------------------     -----------------------

TOTAL ASSETS                                                             $        43,862,480       $          49,268,560
                                                                        =====================     =======================



LIABILITIES AND EQUITY


Accounts payable and accrued expenses                                    $         2,167,221       $             783,308
Other liabililities                                                                1,978,222                           -
Note payable                                                                      23,832,274                           -
                                                                        ---------------------     -----------------------

Total Liabilities                                                                 27,977,717                     783,308
                                                                        ---------------------     -----------------------

COMMITMENTS AND CONTINGENCIES

CLASS A 5% PREFERRED PARTNERSHIP INTERESTS,
   AT LIQUIDATION VALUE                                                              812,674                           -
                                                                        ---------------------     -----------------------


EQUITY


Common Stock:
   $.01 par value share; authorized 2,500,000 shares;
   issued 1,263,189 shares; outstanding 839,286 and
   1,263,189, respectively                                                            12,632                      12,632
Additional capital                                                                48,072,897                  48,072,897
Treasury stock, at cost                                                         (14,303,060)                           -
Retained earnings                                                               (18,710,380)                     399,723
                                                                        ---------------------     -----------------------

Total Equity                                                                      15,072,089                  48,485,252
                                                                        ---------------------     -----------------------

TOTAL LIABILITIES AND EQUITY                                             $        43,862,480       $          49,268,560
                                                                        =====================     =======================


            See notes to condensed consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                           FORM 10-Q - JUNE 30, 2002


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the Three Months Ended            For the Six Months Ended

                                                             June 30,           June 30,           June 30,          June 30,
                                                               2002               2001               2002              2001
                                                         ----------------   --------------     ----------------  --------------
Rental revenues                                           $      870,132     $  2,432,586       $    2,477,679    $  5,492,411
                                                         ----------------   --------------     ----------------  --------------

Costs and Expenses


      Operating expenses                                         435,425          835,568              815,290       1,652,443
      Depreciation and amortization                              239,606          359,938              429,613         741,999
      Asset management fee                                             -          267,524              135,805         531,094
      Transition management fee                                   83,300                -              124,950               -
      Purchase of advisory agreements                                  -                -           18,452,133               -
      Administrative expenses                                  2,292,623          275,325            3,041,288         737,548
      Property management fee                                     25,373           77,043               71,286         164,684
                                                         ----------------   --------------     ----------------  --------------
                                                               3,076,327        1,815,398           23,070,365       3,827,768
                                                         ----------------   --------------     ----------------  --------------

(Loss) income before equity income from joint
      ventures, interest and other income                     (2,206,195)         617,188          (20,592,686)      1,664,643


      Equity income from joint ventures                          888,308                -            1,808,180               -
      Interest expense                                          (239,727)               -             (342,002)              -
      Interest income                                             12,938          149,440               27,805         332,522
      Other income                                                 1,959            2,320                3,951          17,966
                                                         ----------------   --------------     ----------------  --------------

Net (loss) income                                             (1,542,717)         768,948          (19,094,752)      2,015,131
Preferred dividends                                              (10,272)               -              (15,351)              -
                                                         ----------------   --------------     ----------------  --------------

Net (loss) income available for common shares             $   (1,552,989)    $    768,948       $  (19,110,103)   $  2,015,131
                                                         ================   ==============     ================  ==============

Earnings per share - basic and diluted

Net (loss) income per common share                        $        (1.85)    $       0.61       $       (20.23)   $       1.60
                                                         ================   ==============     ================  ==============

Weighted average common shares                                   839,286        1,263,189              944,676       1,263,189
                                                         ================   ==============     ================  ==============



            See notes to condensed consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                           FORM 10-Q - JUNE 30, 2002

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                                   (Unaudited)

                               Common    Additional       Treasury       Retained
                                Stock     Capital          Stock         Earnings           Totals
                             ---------- --------------  --------------  --------------   ---------------
Balance, January 1, 2002      $ 12,632   $ 48,072,897    $          -    $    399,723     $  48,485,252

Purchase of treasury stock           -              -     (14,303,060)              -       (14,303,060)

Preferred dividends                  -              -               -         (15,351)          (15,351)

Net loss                             -              -               -     (19,094,752)      (19,094,752)
                             ---------- --------------  --------------  ---------------   ---------------

Balance, June 30, 2002         $12,632    $48,072,897    $(14,303,060)   $(18,710,380)     $ 15,072,089
                             ========== ==============  ==============  ===============   ===============












            See notes to condensed consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                           FORM 10-Q - JUNE 30, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Six Months Ended
                                                                  June 30,
                                                   -----------------------------------------
                                                        2002                      2001
                                                   ----------------         ----------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) Income                                   $ (19,094,752)           $    2,015,131
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
    Depreciation and amortization                         429,613                   741,999
    Straight-line adjustment for stepped
      lease rentals                                        15,550                    22,309
    Increase in bad debt reserve                           50,000                         -
    Purchase of advisory agreement                     18,452,133                         -
    Equity income from joint ventures                  (1,808,180)                        -




Change in assets and liabilities:
    Accounts payable and accrued expenses               1,795,502                   246,352
    Other liabilities                                   1,978,222
    Receivables                                          (123,877)                  (20,910)
    Due to affiliates                                           -                  (396,320)
    Other assets                                        4,195,340                  (312,844)
                                                   ----------------         ----------------


Net Cash Provided by Operating Activities               5,889,551                 2,295,717
                                                   ----------------         ----------------

CASH FLOW FROM INVESTING ACTIVITIES:

    Improvements to real estate                           (55,464)                 (622,325)


CASH FLOW FROM FINANCING ACTIVITIES:


    Purchase of treasury stock                        (14,303,060)                        -
    Proceeds from note payable                         23,832,274                         -
    Payoff of note payable                            (17,639,459)                        -
                                                   ----------------         ----------------

Net Cash Used in Financing Activities                  (8,110,245)                        -
                                                   ----------------         ----------------

(Decrease) Increase in cash and cash equivalents       (2,276,158)                1,673,392

Cash and cash equivalents, beginning of year          14,191,726                13,229,944
                                                   ----------------         ----------------
Cash and cash equivalents related to investment
   in joing ventures                                   (7,308,977)                        -
                                                   ----------------         ----------------
    Adjusted cash and cash equivalents,
    beginning of year                                   6,882,749                13,229,944
                                                   ----------------         ----------------
Cash and cash equivalents, end of quarter           $   4,606,591            $   14,903,336
                                                   ================         ================

Supplemental Disclosure of Cash Flow Information:

    Cash Paid for Interest                          $     342,002            $            -
                                                   ================         ================



            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

l.        GENERAL

          The accompanying condensed consolidated financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Annual Report on Form 10-K of Shelbourne Properties I, Inc., a Delaware corporation (the "Company"), for the year ended December 31, 2001.

          The financial information contained herein is condensed and unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.


2.        SIGNIFICANT ACCOUNTING POLICIES

          Investment in Joint Ventures

          Certain properties are owned in joint ventures with Shelbourne Properties II, L.P. and/or Shelbourne Properties III, L.P. Prior to April 30, 2002, the Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to April 30, 2002, the Company's condensed consolidated financial statements presented the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

          After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in Note 8, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Accordingly, the Company's condensed consolidated balance sheet at June 30, 2002 and the Company's condensed consolidated statements of operations for the three and six month period ended June 30, 2002 reflect the equity method of accounting.

          The impact of the change to equity accounting on the December 31, 2001 condensed consolidated balance sheet was to reduce real estate by $12.5 million, cash and cash equivalents by $7.3 million, receivables by $0.1 million, accounts payable and accrued expenses by $0.4 million and to increase other assets by $3.1 million and investment in joint ventures by $16.4 million.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

          If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Company recognizes an impairment loss and reduces the carrying amount of the property to its estimated fair value. Fair value is the amount at which the property could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS 4, "Reporting Gains and Losses from Exstinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Under adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB opinion No. 30. The Company does not expect that this statement will have an effect on the Company's financial statements.

3.        RELATED PARTY TRANSACTIONS

          On February 14, 2002, the Company, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 423,903 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of former senior management and one current director of the Company. The Company's operating partnership, Shelbourne Properties I, L.P., issued preferred partnership interests with an aggregate liquidation preference of $812,674 and a note in the amount of $17,639,459. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

          In conjunction with the Transaction, PCIC entered into an agreement with the Companies and their respective operating partnerships to provide transition services, namely, accounting, asset management, investor services and treasury and cash management, for a period up to one year from the date of the agreement (until February 14, 2003) for a fee of $83,300 per month. This fee is allocated equally among the Companies. For the period from April 1, 2002 to June 30, 2002, the Company paid $83,300 for transition services and for the period from February 15, 2002 to June 30, 2002, the Company paid PCIC $124,950 for transition services. As a result of the settlement of all lawsuits (see note 8) this agreement was terminated effective September 30, 2002 and all 3rd quarter transition fees owed were required to be paid in full by the Company in July 2002. The Company paid all transition fees owed on July 11, 2002.

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

          Upon its disposition of the Advisory Agreements, Shelbourne Management was entitled to

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

          On April 18, 2001, High Equity Partners LP Series 85, (the "Predecessor Partnership") was converted into a Real Estate Investment Trust. With the conversion, the Managing General Partner of the predecessor partnership was no longer entitled to receive fees for the administration of the partnership. As of the conversion date, Shelbourne Management was entitled to receive the fees formerly paid to the Managing General Partner. During the three months June 30, 2001, the Managing General Partner received $7,083 for non-accountable expenses and $50,532 for the asset management fee. Shelbourne Management received $30,417 for non-accountable expenses and $216,992 for the asset management fee. For the six months ended June 30, 2001, the Managing General Partner received $44,583 and Shelbourne Management received $30,417 for non-accountable expense. For the six months ended June 30, 2001 the Managing General Partner received $314,102 and Shelbourne Management received $216,992 for the asset management fee.

          Since October 2000, Kestrel Management L.P. ("Kestrel") has performed all property management services directly for the Predecessor Partnership and, as of April 18, 2001, the Company. The Transaction did not have any effect on the property management services contract between the Company and Kestrel. For the three months ended June 30, 2002 and 2001, Kestrel earned $25,373 and $28,537, respectively. For the six months ended June 30, 2002 and 2001, Kestrel earned $71,286 and $71,432, respectively.

          At June 30, 2002, $1,978,222 of payables to related joint ventures are included in other liabilities.

4.        REAL ESTATE

          The following table is a summary of the Company's real estate as of June 30, 2002:

                                             June 30, 2002     December 31, 2001
                                             (Unaudited)

          Land                               $ 7,505,421           $ 10,370,965
          Building and improvements           20,948,992             39,444,906
                                             ------------          -------------
                                              28,454,413             49,815,871
          Less: Accumulated depreciation      (9,490,739)           (18,032,644)
                                             ------------          -------------

                                             $18,963,674           $ 31,783,227
                                             ============          =============

          See footnote 2 "Investment in Joint Ventures" for the impact on real estate as a result of the change to equity accounting for joint ventures.

5.        INVESTMENT IN JOINT VENTURES

          The Company invests in three joint ventures, (568 Broadway, Century Park and Seattle Landmark). The joint ventures condensed consolidated statement of operations for the three and six months ending June 30, 2002, are as follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                     FOR THREE MONTHS ENDED     FOR SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                              2002                       2002
                                                     ----------------------     --------------------
          Rental Revenues                                 $4,166,656                 $8,278,158

          Costs and Expenses                               2,068,105                  4,032,372
                                                          ----------                 ----------

          Income before interest and other income          2,098,551                  4,245,786

          Interest Income                                      6,980                     45,783
                                                          ----------                 ----------

          Net income for joint ventures                   $2,105,532                 $4,291,569
                                                          ==========                 ==========



          Equity Income from joint ventures for
          Shelbourne Properties I, Inc.                   $  888,308                 $1,808,180
                                                          ==========                 ==========


6.        FEDERAL INCOME TAX CONSIDERATIONS

          As of April 18, 2001, our Predecessor Partnership was converted into a corporation that elected to be taxed as a real estate investment trust
          (REIT) under the provisions of the Internal Revenue Code. As a result, the shareholders of the REIT are required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

7.        CONVERSION

          As the first step in reorganizing the Predecessor Partnership into a publicly-traded REIT, a registration statement was filed with the Securities and Exchange Commission on February 11, 2000. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the limited partners of the Predecessor Partnership seeking their consent to the reorganization of the Predecessor Partnership into a real estate investment trust. The consent solicitation period expired on April 16, 2001, and holders of a majority of the partnership units approved the conversion.

          On April 18, 2001 the conversion was accomplished by merging the Predecessor Partnership into our operating partnership. Pursuant to the merger, each limited partner received three shares of stock of the Company for each unit they owned, and the general partners received an aggregate of 63,159 shares of stock of the Company in exchange for their general partner interests. The common stock of the Company is listed on the American Stock Exchange under the symbol HXD.

  8.      NOTE PAYABLE

          On May 1, 2002, the operating partnerships of the Companies and certain of the operating

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (referred to as the "Credit Facility" or the "Note Payable"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $23,832,274, of which $17,639,459 was used to repay the note issued in the Transaction, $172,733 to pay associated accrued interest and $667,145 to pay costs related to the Credit Facility. The excess proceeds of $5,352,937 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. Interest is payable monthly in arrears. The interest rate at June 30, 2002 was approximately 4.19%.

          The Credit Facility is secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Company and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Companies are security for the Credit Facility.

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

9.        SUBSEQUENT EVENTS

          On July 1, 2002, the Company, along with Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., entered into settlement agreements with respect to certain outstanding litigation involving the Companies. In connection with the settlement, the Company entered into a stock purchase agreement (the "HX Investors Stock Purchase Agreement") with HX Investors, L.P. ("HX Investors") and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $53.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

          Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval at the 2002 annual meeting of stockholders to be held on September 9, 2002 (the "Annual Meeting"). HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation at the Annual Meeting. Under the Plan of Liquidation, HX Investors would have received an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $59.00 per share was made to the stockholders of the Company.

          Subsequently, on July 29, 2002, Longacre Corp., an affiliate of Carl
          C. Icahn ("Icahn"),

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          commenced a litigation against the Company, and Icahn publicly announced that his related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Company as were tendered for under the HX Investors Offer, at a price per share of $58.30. Over the course of the next several days, Icahn and HX Investors submitted competing proposals to the board of directors of the Company and made those proposals public. On August 4, 2002, Icahn notified the Company that he was no longer interested in proceeding with his proposed offer.

          On August 5, 2002, the Company entered into an amendment to the HX Investors Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $53.00 to $63.15. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $59.00 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

          The HX Investors Offer is scheduled to expire at midnight on Friday, August 16, 2002.

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

          On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $23,832,274, of which $17,639,459 was used to repay the note issued in the Transaction, $172,733 to pay associated accrued interest and $667,145 to pay costs related to the Credit Facility. The excess proceeds of $5,352,937 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of (a) the agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility.

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

          At the request of HX Investors, L.P. ("HX Investors") - the largest stockholder of the Company and an entity controlled by Mr. Michael Ashner - the board of directors of the Company waived a provision in its certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of the Company to allow HX Investors to own up to 12% of the common stock of the Company. Pursuant to a Stockholder Agreement among the Company, Shelbourne Properties II, Inc., Shelbourne Properties III, Inc., HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of the Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with Kestrel, the property manager for the Company's properties.

          The foregoing description of the Stockholder Agreement and the Credit Facility are qualified in their entirety by reference to such agreements, copies of which are attached as exhibits to our Current Report on Form 8-K filed on May 14, 2002, which is incorporated herein by reference.

          Recent Developments

          On July 1, 2002, the Company, along with Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., entered into settlement agreements with respect to certain outstanding litigation involving the Companies. In connection with the settlement, the Company entered into a stock purchase agreement (the "HX Investors Stock Purchase Agreement") with HX Investors and Exeter, the general partner of HX Investors, pursuant to which HX Investors, the owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $53.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

          Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of

          Liquidation to its stockholders for approval at the 2002 annual meeting of stockholders to be held on September 9, 2002 (the "Annual Meeting"). HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation at the Annual Meeting. Under the Plan of Liquidation, HX Investors would have received an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $59.00 per share was made to the stockholders of the Company.

          Subsequently, on July 29, 2002, Longacre Corp., an affiliate of Carl
          C. Icahn ("Icahn"), commenced a litigation against the Company, and Icahn publicly announced that his related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Company as were tendered for under the HX Investors Offer, at a price per share of $58.30. Over the course of the next several days, Icahn and HX Investors submitted competing proposals to the board of directors of the Company and made those proposals public. On August 4, 2002, Icahn notified the Company that he was no longer interested in proceeding with his proposed offer.

          On August 5, 2002, the Company entered into an amendment to the HX Investors Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $53.00 to $63.15. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $59.00 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

          The HX Investors Offer is scheduled to expire at midnight on Friday, August 16, 2002.

          Critical Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

          Impairment of long-lived assets. At June 30, 2002 and December 30, 2001, the Company had $18,963,674 and $19,238,027 of real estate
          (net), accounting for approximately 43% and 39%, respectively, of the Company's total assets. Property and equipment is carried at cost net of adjustments for impairment. The fair value of the Operating Partnership's property and equipment is dependent on the performance of the properties.

          The Company evaluates recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictated. If there is an indication that the carrying value of a property might not be recoverable, the Company prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

          If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

          For the years ended December 31, 2001, 2000, and 1999, no impairment losses have been recorded. Cumulative impairment losses from previous years for all properties included in real estate in the accompanying balance sheets would amount to $9,700,000. Impairment write-downs recorded by the Corporation do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

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

          Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and variances may be material. The Company may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

          Useful lives of long-lived assets. Property and equipment, and certain other long-lived assets are amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the useful life of the property and equipment. The cost of properties represents the initial cost of the properties to the Company plus acquisition and closing costs less impairment adjustments. Tenant improvements and leasing costs are amortized over the applicable lease term. Useful lives are based upon management's estimate over the period that the assets will generate revenue.

          Revenue Recognition. Base rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Tax Force's consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants or taxes, insurance and other operating expenses are recognized as revenue in the period the applicable taxes are incurred.

          New Accounting Policies

          Certain properties are owned in joint ventures with Shelbourne Properties II, L.P. and/or Shelbourne Properties III, L.P. Prior to April 30, 2002, the Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to April 30, 2002, the Company's condensed consolidated financial statements presented the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

          After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in Note 8 in the "Notes to Condensed Consolidated Financial Statements", after April 30, 2002, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must utilize the equity method of accounting. Accordingly, the Company's condensed consolidated balance sheet at June 30, 2002 and the Company's condensed consolidated statements of operations for the three and six month period ended June 30, 2002 reflect the equity method of accounting.

          Pro Forma Information

          The following tables show (i) the pro-forma condensed consolidated balance sheet as of December 31, 2001 and (ii) the pro-forma statement of operations for the three and six months ended June 30, 2001, both reflecting the impact of the change to equity accounting for the investment in joint ventures. The pro forma information is provided for the purpose of comparing results of operations in the review of management's discussion and analysis. The Company's total equity did not change.

           CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET INFORMATION

                                                          Previously Reported           Pro-Forma            Equity Method
                                                           December 31, 2001           Adjustments         December 31, 2001
                                                        ----------------------    --------------------  ----------------------
ASSETS

Real estate, net                                        $           31,783,227    $       (12,545,200)  $           19,238,027
Cash and cash equivalents                                           14,191,726             (7,308,977)               6,882,749
Other assets                                                         3,013,830              3,083,415                6,097,245
Receivables, net of allowances of
   $95,114 and $92,074, respectively                                   279,777               (144,526)                 135,251
Investment in joint ventures                                                 -             16,488,348               16,488,348
                                                        ----------------------    -------------------   ----------------------

TOTAL ASSETS                                            $           49,268,560    $          (426,940)  $           48,841,620
                                                        ======================    ===================   ======================





LIABILITIES

Accounts payable and accrued expenses                   $              783,308    $          (426,940)  $              356,368
                                                        ----------------------    -------------------   ----------------------

Total Liabilities                                       $              783,308    $          (426,940)  $              356,368
                                                        ======================    ===================   ======================

            CONDENSED CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS




                                                    For the Three                                 For the Six
                                                     Months Ended                                  Months Ended
                                                        June 30,                                    June 30,

                                      Previously       Pro forma                Previously          Pro forma
                                      reported        Adjustments                reported          Adjustments
                                        2001             2001         Total        2001               2001       Total
Rental revenues                      $2,432,586      (1,583,693)   $ 848,893    $ 5,492,411       (3,082,261)  $ 2,410,150
                                     ----------     ------------   ---------    -----------       -----------  -----------


Costs and expenses                    1,815,398        (761,099)   1,054,299      3,827,768       (1,527,453)    2,300,315
                                     ----------     ------------   ---------    -----------       -----------  -----------

Income (loss) before equity
   income from joint ventures
   interest and other income            617,188        (822,594)    (205,406)     1,664,643       (1,554,808)      109,835
                                     ----------     ------------   ---------    -----------       -----------  -----------

   Equity income from joint ventures          -         920,924      920,924              -        1,770,726     1,770,726
   Interest income                      149,440         (98,330)      51,110        332,522         (215,918)      116,604
   Other income                           2,320               -        2,320         17,966                -        17,966
                                     ----------     ------------   ---------    -----------       -----------  -----------


Net income                           $  768,948     $          -   $ 768,948    $ 2,015,131      $         -   $ 2,015,131
                                     ==========     ============   =========    ===========      ============  ===========


          Liquidity and Capital Resources

          The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. Unlike the Predecessor Partnership, which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity, in addition to cash, capital raised by either borrowing money on a long-term or short-term basis or issuing additional equity securities. Due to the restriction on the incurrence of debt on the Predecessor Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Predecessor Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

          The Company had $4,606,591 in cash and cash equivalents at June 30, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity is based upon cash and cash equivalents decreased by $2,276,158 from $6,882,749 for the year ended December 31, 2001. The decrease is due to $14,303,060 paid to Presidio in connection with the Transaction. The Company also incurred $55,464 in expenses related to improvements to real estate. The Company received proceeds from the initial borrowing under the Credit Facility of $23,832,274, of which $17,639,459 was used to retire the note that was issued in relation to the Transaction. These expenditures were offset by $5,889,551 of cash provided by operating activities.

          Currently, the Company's primary source of funds is cash flow from the operation of its properties, principally rents billed to tenants, which amounted to $870,132 and $2,477,679 for the three and six months ended June 30, 2002. In the event the Company acquires additional assets, its cash flow from operations would be derived from a larger, more diverse, and potentially riskier group of assets than currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

          For the six months ended June 30, 2002, the Company made $55,464 in capital expenditures that were funded from cash flow and the Company's working capital reserves. The Company's primary capital expenditures were for tenant improvements at the properties.

          The budgeted expenditures for 2002 capital improvements and capitalized tenant procurement costs in 2002 are an aggregate of $253,647. These costs are expected to be incurred in the normal course of business and are funded from cash flows from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments. Other sources of capital could include including financing proceeds and the issuance of additional equity. The actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. In the event that the Company were to purchase additional real estate assets or incur additional mortgage indebtedness, the Company's expenses would increase, which would raise the risk that the Company would be unable to fund the necessary capital and tenant procurement costs at its properties.

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

          Results of Operations

          Six months ended June 30, 2002 vs. June 30, 2001

          Net income

          The Company's net income decreased by $21,109,883 to a net loss of $(19,094,752) for the six months ended June 30, 2002 from a net income of $2,015,131 for the same period in 2001. This is primarily due to fees incurred in connection with the Transaction, as well as legal fees related to the Transaction and the subsequent lawsuits, and the payment of consulting fees to Lazard Freres & Co LLC ("Lazard"). The Company paid $18,452,133 in relation to the Transaction, consisting of a note payable in the amount of $17,639,459 and a Class A 5% cumulative preferred partnership interest with a liquidation preference of $812,674. Legal costs associated with the Transaction and litigation for the six months were $1,556,323, $1,176,219 higher than for legal services rendered during the first six months of 2001. The Company also incurred $878,827 in fees to Lazard for consulting services.

          The decrease in net income was also a result of an increase in operating expenses of $181,491 to $815,290 for the six months ended June 30, 2002 from $633,799 for the same period in 2001 primarily due to an increase in insurance costs as a result of an increase in insurance rates stemming from the terrorist attacks of September 11, 2001 and to the incurrence of additional real estate taxes. The increases in expenses were partially offset by an increase in rental revenue of $67,529 due to increases in base rent, percentage rent and common area maintenance charges.

          Rental Revenues

          Rental revenues increased $67,529, or 3%, to $2,477,679 during the six months ended June 30, 2002 from $2,410,150 during the six months ended June 30, 2001 due to an increase in base rent of $38,317. Percentage rent increased in the same period due to payments by Eckerd Drugs and Publix Supermarkets at Southport Shopping Center, which increased cumulatively by $24,032 along with an aggregate increase in all rental revenue categories of $5,180.

          Income

          Income (defined as rental revenue, equity income from joint ventures, interest and other income) increased by $2,169, or less than 1%, to $4,317,615 for the six months ended June 30, 2002 from $4,315,446 for the same period in 2001. Income from the investment in joint ventures increased by $37,454, or 2% to $1,808,180 from $1,770,726 for the same period in 2001 due to increased rental revenue from 568 Broadway. The increase in rental revenues and joint venture income was offset by the decrease in interest income and other income. Interest income decreased by $88,799, or 76%, to $27,805 for the current period as compared to $116,604 for the comparable period in 2001 due to significantly lower cash balances due to the Transaction and other fees paid. Other income decreased for the six months ended June 30, 2002 as compared to the same period ended June 30, 2001 by $14,015, or 78%, to $3,951 from $17,966 due to the absence, as a result of the conversion of the Predecessor Partnership into a REIT, of transfer fees that were previously generated by the transfer of partnership interests.

          Costs and Expenses

          Total costs and expenses, including interest expense, for the six months ended June 30, 2002 amounted to $23,412,367 an increase of $21,112,052 from the same period in 2001. This increase consists of a one-time expense of $18,452,133 in relation to the purchase of the Advisory Agreements and interest expense of $172,733 incurred on the note issued in the Transaction and $169,269 in interest on the proceeds received from the initial borrowing under the Credit Facility. The remaining costs and expenses amounted to $4,618,232 for the six months ended June 30, 2002, an increase of $2,317,917 from the $2,300,315 incurred for the same period in 2001. The increase is primarily due to an increase in general and administrative expenses due to the Transaction, legal, professional and consulting fees.

          Operating expenses increased by $181,491, or 28.6%, to $815,290 for the six months ended June 30, 2002 from $633,799 for the same period in 2001 due to increased premiums as a result of the September 11, 2001 terrorist attacks and to the incurrence of additional real estate taxes. The Company also experienced higher depreciation and amortization expense due to real estate improvements and tenant procurement costs. Property management fees decreased slightly due to a decrease in rental collections. Expenses related to the partnership asset management fees decreased by $270,339 for the six months ended June 30, 2002 from $531,094 for the same period in 2001 as the obligation to pay the partnership asset management fee terminated with the consummation of the Transaction. For the six months ended June 30, 2002, $260,755 in asset management fees were paid to Shelbourne Management prior to February 14, 2002 and to PCIC thereafter in accordance with PCIC's agreement to provide transition services to the Company upon the consummation of the Transaction.

          Inflation

          Inflation is not expected to have a material impact on the operations or financial position of Company.

          Three months ended June 30, 2002 vs. June 30, 2001

          Net income

          The Company incurred a net loss of $1,542,717 for the three months ended June 30, 2002, a decrease of $2,311,665, or 200% from $768,948 for the same period in 2001. This was primarily due to the incurrence of legal, professional and consulting fees resulting from lawsuits. The decrease in net income was also due to an increase in operating expenses of $112,867 primarily due to an increase in insurance costs as a result of an increase in insurance stemming from the terrorist attacks of September 11, 2001 and to the incurrence of additional real estate taxes. The increases in expenses were partially offset by an increase in rental revenue of $21,239 due to increases in base rent and common area maintenance charges. The Company incurred $169,269 of interest expense on the proceeds of the initial borrowing under the Credit Facility and $70,458 in interest expense on the note issued in the Transaction.

          Rental Revenues

          Rental revenues increased $21,239, or 2.5%, from $848,893 during the three months ended June 30, 2001 to $870,132 during the three months ended June 30, 2002 due to an increase in base rent.

          Income

          Income (defined as rental revenue, equity income from joint ventures, interest and other income) decreased by $49,910, or 27%, to $1,773,337 for the three months ended June 30, 2002 from $1,823,247 for the same period in 2001. Equity income from joint ventures decreased by $32,616 due to an increase in vacancies at the Seattle Tower property. Interest income decreased by $38,172, or 74.7%, as compared to the same period in 2001 due to significantly lower cash balances due to the Transaction. Other income decreased for the three months ended June 30, 2002 as compared to the same period ended June 30, 2001 by $361. These decreases were offset by an increase in rental revenues of $21,239.

          Costs and Expenses

          Total costs and expenses, including interest expense, for the three months ended June 30, 2002 amounted to $2,300,315, an increase of $2,261,755 from $1,054,299 in the same period in 2001. The increase is primarily due to an increase in general and administrative expenses due to increased legal, professional and consulting fees. The remaining costs and expenses, including interest expense, amounted to $1,023,431 for the three months ended June 30, 2002, an increase of $224,329, or 128%, from the same period in 2001.

          Operating expenses increased by $112,867, or 26%, to $435,425 for the three months ended June 30, 2002 as compared to $322,558 for the same period in 2001 due to an increase in insurance premiums as a result of the September 11, 2001 terrorist attacks and to the incurrence of additional real estate taxes. The Company also experienced higher depreciation and amortization expense due to real estate improvements and tenant procurement costs. Property management fees decreased slightly due to a decrease in rental collections. Expenses related to partnership asset management fees decreased by $184,224 for the three months ended June 30, 2002 from the same period in 2001 as the obligation to pay the partnership asset management fee terminated with the consummation of the Transaction.

          Interest expense for the three months ended June 30, 2002 on the note issued to PCIC in relation to the Transaction was $70,458 and on the funds borrowed by the Company under the Credit Facility on May 1, 2002 was $169,269. This is a first-time expense because prior to the conversion from a partnership to a REIT, no debt was allowed on any of the properties.

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

                                                 Three Months Ended,               Six Months Ended,
                                             30-Jun-02         30-Jun-01       30-Jun-02        30-Jun-01
                                           --------------   -------------   ----------------   ------------
          Net (Loss) Income (A)            $  (1,542,717)   $     768,948   $   (19,094,752)   $  2,015,131

          Plus: Depreciation of
                real estate assets and
                tenant improvements              166,326          161,272           329,817         322,370

          Plus: Amortization of leasing
                commissions                       28,189           19,212            54,706          38,274

          Plus: Adjustments for
                unconsolidated joint
                ventures (B)                     285,521          179,454           489,275         381,355
                                           --------------  --------------  -----------------  -------------

          Funds From Operations (A)        $  (1,062,681)   $   1,128,886   $   (18,220,954)   $  2,757,130
                                           ==============  ==============  =================  =============



          (A) Net Income and Funds From Operations for the six months ended June 30, 2002 includes $18,452,133 related to the purchase of the Advisory Agreements.

          (B) Adjustments for unconsolidated joint ventures includes all adjustments to convert the Company's share of net income from unconsolidated joint ventures to FFO.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate sensitivity. Our long-term debt bears interest at a floating rate, and therefore we are exposed to the risk of interest rate changes. At August 13, 2002, borrowings under our secured revolving credit facility totaled $23,832,274 and initially bore an interest rate of LIBOR plus 2.5%. Based on the balance outstanding on our credit facility at August 13, 2002 and the interest rate at that date, a 10% increase in LIBOR would increase our interest expense in 2002 by approximately $41,300. Conversely, a 10% decrease in LIBOR would decrease our interest expense in 2002 by the same amount. The gain or loss we ultimately realize with respect to interest rate fluctuations will depend on the actual interest rates during that period. We do not believe that we have any risk related to derivative financial instruments.

PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

HX Investors, L.P. Litigation

HX Investors, L.P. ("HX Investors") and other plaintiffs filed an action on May 22, 2002 against the Company, Shelbourne Properties II and Shelbourne Properties III (collectively, the "Companies") seeking an order directing that each of the Companies hold a stockholder election for the purpose of electing directors to nine seats on the boards of each of the Companies. The action (i) sought to compel the holding of an annual meeting of stockholders and (ii) challenged an action taken by the boards of directors of the Companies reclassifying the boards of each company from nine to four directors and reappointing three directors in connection with such reclassification.

A stipulation of dismissal, with prejudice, was entered on July 3, 2002. In connection with the settlement, HX Investors agreed to conduct tender offers for up to 30% of the outstanding common stock (the "HX Investors Offer"), and the board of directors approved plans of liquidation for each of the Companies, subject to stockholder approval. Also pursuant to the settlement, the parties agreed that the board of directors of each of the Companies would be increased to six members, with two directors designated by HX Investors, and four directors would be independent.

Delaware Plaintiffs Litigation

As previously disclosed in the Company's report on Form 10-Q filed May 15, 2002, a group of plaintiffs (the "Delaware Plaintiffs") brought suit derivatively on behalf of the Companies against NorthStar, PCIC, Shelbourne Management and eight former and present directors of the boards of directors of the Companies (the "Individual Defendants"). The Delaware Plaintiffs filed a consolidated class and derivative complaint on April 10, 2002 alleging that the boards of directors of the Companies mismanaged the Companies making it less likely that they could pay dividends. Plaintiffs seek disgorgement of profits, accounting for profits and rescission of an agreement to repurchase shares of stock held by PCIC and purchase the Advisory Agreements.

The Delaware Plaintiffs also filed an action under Section 211 of the General Corporation Law of Delaware on May 7, 2002 (i) seeking to compel the holding of an annual meeting of stockholders and (ii) challenging an action taken by the Companies' boards of directors in which the boards of directors of each company were reclassified from nine to four directors. This matter was consolidated with the HX Investors action described above, for the limited purpose of discovery on the statutory issues.

A letter of agreement of settlement was signed by the parties on July 1, 2002. A stipulation of settlement was entered on July 3, 2002. The principal terms of the settlement were that the Companies and their boards of directors would facilitate the completion of the HX Investors Offer; conduct annual meetings on September 9, 2002 and expand the board of directors of each of the Companies from four members to six, four of whom would be independent directors as well as implementing corporate governance protections. The settlement also provided for a contribution by Shelbourne Management of 42% of the Preferred Operating Units of the Companies to HX Investors with the purpose of providing funds to HX Investors in connection with the HX Investors Offer, as well as allowing for a contribution of up to one million dollars, as approved by the court, for plaintiffs' attorneys fees.

Icahn Litigation

As previously disclosed in the Company's report on Form 10-Q filed May 15, 2002, in February 2002, Carl C. Icahn ("Icahn") brought suit derivatively in the New York State Supreme Court on behalf of the

Companies against NorthStar, PCIC, Shelbourne Management and the Individual Defendants. On or about March 8 and March 12, 2002, Icahn filed a motion seeking leave to intervene in the unconsolidated actions in Delaware. On May 16, 2002, Icahn filed a Derivative Complaint in Intervention. The matter has been settled with respect to NorthStar and the actions in Delaware have been dismissed without prejudice.

Longacre Corp. Litigation

Longacre Corp. ("Longacre") filed an action on July 29, 2002 in the United States District Court for the Southern District of New York against the Companies seeking (i) a declaration that HX Investors violated Sections 13(e) and 14(d) and (e) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and that the 25% liquidation premium to be paid to HX Investors and Exeter Capital Corporation upon liquidation of the Companies is invalid and illegal; and (2) an injunction enjoining HX Investors from proceeding with the HX Investors Offer until HX Investors makes the appropriate filings and disclosures. A hearing on Longacre's Motion for an Injunction was held on August 1, 2002, and a preliminary injunction was denied.


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

(99.2) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended

** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended June 30, 2002:

(i) Press release announcing that the Companies had entered into a Revolving Credit Facility with Hypo-Und Vereinsbank, AG.

Item reported: 5

Dated filed: April 14, 2002

(ii) Press release announcing that the Companies had retained Lazard Freres & Co. as a strategic advisor.

Item reported: 5

Date filed: April 23, 2002

(iii) Press release announcing the date of the Annual Meeting of Stockholders of the Company.

Item reported: 5

Date filed: May 9, 2002

(iv) Press release announcing a change in the date of the Annual Meeting of Stockholders of the Company.

Item reported: 5

Date filed: June 5, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Shelbourne Properties I, Inc.
                                     (Registrant)


Dated:August 19, 2002                By:  /s/ Michael L. Ashner
                                          -------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer

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

(99.2) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended

** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.