Form 10-Q
period 2002-09-30
SHELBOURNE PROPERTIES I INC
filed 2002-11-14
CIK 1106036

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         Commission file number 0-16345


                          SHELBOURNE PROPERTIES I, INC.
                          -----------------------------
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


                                 (617) 570-4600
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X           No
                                -------           -------

As of November 13, 2002, there were 839,286 shares of common stock outstanding.

================================================================================

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

                                      INDEX

                                                                            Page
                                                                            ----
    Part I.  Financial Information
    Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -
            September 30, 2002 and December 31, 2001.......................   3

         Condensed Consolidated Statements of Operations -
           Three and Nine Months Ended September 30, 2002 and 2001.........   4

         Condensed Consolidated Statement of Equity -
             Nine Months Ended September 30, 2002..........................   5

         Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2002 and 2001.................   6

         Notes to Condensed Consolidated Financial Statements..............   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  17

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  28

    Item 4.  Controls and Procedures.......................................  28


    Part II. Other Information:

    Item 1.  Legal Proceedings.............................................  29

    Item 6.  Exhibits and Reports on Form 8-K..............................  30

    Signatures.............................................................  32

    Certifications.........................................................  33

    Exhibit Index..........................................................  37

                               SHELBOURNE PROPERTIES I, INC.
                               FORM 10Q - SEPTEMBER 30, 2002

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           (SEE NOTE 1 - BASIS OF PRESENTATION)

                                                               (UNAUDITED)
                                                              September 30,           December 31,
                                                                   2002                   2001
                                                               ------------           ------------
ASSETS

Real estate, net                                               $ 18,826,307           $ 31,783,227
Cash and cash equivalents                                         2,638,372             14,191,726
Other assets                                                      1,687,599              3,013,830
Receivables, net                                                    165,574                279,777
Investment in joint ventures                                     19,347,023                      -
                                                               ------------           ------------
TOTAL ASSETS                                                   $ 42,664,875           $ 49,268,560
                                                               ============           ============
LIABILITIES AND EQUITY

Accounts payable and accrued expenses                          $    709,024           $    783,308
Other liabilities                                                 1,978,222                      -
Note payable                                                     23,832,274                      -
                                                               ------------           ------------
Total Liabilities                                                26,519,520                783,308
                                                               ------------           ------------
COMMITMENTS AND CONTINGENCIES

CLASS B PARTNERSHIP INTERESTS                                             -                      -
                                                               ------------           ------------
CLASS A 5% PREFERRED PARTNERSHIP INTERESTS,
   AT LIQUIDATION VALUE                                             812,674                      -
                                                               ------------           ------------
EQUITY

Common Stock:
   $.01 par value share; authorized 2,500,000 shares;
   issued 1,263,189 shares; outstanding 839,286 and
   1,263,189, respectively                                           12,632                 12,632
Additional capital                                               48,072,897             48,072,897
Treasury stock, at cost                                         (14,303,060)
Retained earnings                                               (18,449,788)               399,723
                                                               ------------           ------------
Total Equity                                                     15,332,681             48,485,252
                                                               ------------           ------------
Total Liabilities and Equity                                   $ 42,664,875           $ 49,268,560
                                                               ============           ============

           See notes to condensed consolidated financial statements.

                                        SHELBOURNE PROPERTIES I, INC.
                                        FORM 10Q - SEPTEMBER 30, 2002
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (SEE NOTE 1 - BASIS OF PRESENTATION)
                                                 (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED

                                                    September 30,     September 30,       September 30,    September 30,
                                                        2002               2001               2002              2001
                                                    -------------     -------------       -------------    -------------
Rental revenues                                    $    914,766       $  2,414,141      $  3,392,446       $  7,906,552
                                                   ------------       ------------      ------------       ------------
Cost and Expenses

     Operating expenses                                 387,474            928,904         1,201,084          2,637,555
     Depreciation and amortization                      263,082            398,976           697,004          1,140,975
     Asset management fee                                     -            268,799           135,805            799,893
     Transition management fee                           83,300                  -           208,250                  -
     Purchase of advisory agreements                          -                  -        18,452,133                  -
     Administrative expenses                            688,257            123,921         3,731,224            805,259
     Property management fee                             27,412             71,572            98,699            236,256
                                                   ------------       ------------      ------------       ------------
                                                      1,449,525          1,792,172        24,524,199          5,619,938
                                                   ------------       ------------      ------------       ------------
(Loss) income before equity income from joint
     ventures, interest and other income               (534,759)           621,969       (21,131,753)         2,286,614

     Equity income from joint ventures                1,050,495                  -         2,858,674                  -
     Interest expense                                  (254,333)                 -          (596,335)                 -
     Interest income                                     11,953            115,411            39,760            447,931
     Other income                                         1,927             11,291             5,878             29,257
                                                   ------------       ------------      ------------       ------------
Net income (loss)                                       275,283            748,671       (18,823,776)         2,763,802
Preferred dividends                                     (10,384)                 -           (25,735)                 -
                                                   ------------       ------------      ------------       ------------
Net income (loss) available for common shares      $    264,899       $    748,671      $(18,849,511)      $  2,763,802
                                                   ============       ============      ============       ============
EARNINGS PER SHARE - BASIC AND DILUTED

Net income (loss) per common share                 $       0.32       $       0.59      $     (20.73)      $       2.19
                                                   ============       ============      ============       ============
Weighted average common shares                          839,286          1,263,189           909,160          1,263,189
                                                   ============       ============      ============       ============


           See notes to condensed consolidated financial statements.

                                            SHELBOURNE PROPERTIES I, INC.
                                            FORM 10Q - SEPTEMBER 30, 2002

                                     CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                                                     (UNAUDITED)

                                       COMMON         ADDITIONAL          TREASURY            RETAINED
                                       STOCK           CAPITAL             STOCK              EARNINGS               TOTALS
                                       -----           -------             -----              --------               ------
Balance, January 1, 2002              $12,632        $48,072,897        $          -         $    399,723         $ 48,485,252

Purchase of treasury stock                  -                  -         (14,303,060)                   -          (14,303,060)

Preferred dividends                         -                  -                   -              (25,735)             (25,735)

Net loss                                    -                  -                   -          (18,823,776)         (18,823,776)
                                      -------        -----------        ------------         ------------         ------------

Balance, September 30, 2002           $12,632        $48,072,897        $(14,303,060)        $(18,449,788)        $ 15,332,681
                                      =======        ===========        ============         ============         ============















           See notes to condensed consolidated financial statements.

                                          SHELBOURNE PROPERTIES I, INC.
                                          FORM 10Q - SEPTEMBER 30, 2002

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                          ----------------------------------
                                                                              2002                  2001
                                                                          ------------          ------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income                                                         $(18,823,776)         $  2,763,802
Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
       Depreciation and amortization                                           697,004             1,140,975
       Straight-line adjustment for stepped
           lease rentals                                                        18,984                23,395
       Increase in bad debt reserve                                             76,882                     -
       Purchase of advisory agreement                                       18,452,133                     -
       Equity income from joint ventures                                    (2,858,674)                    -

Change in assets and liabilities:
       Accounts payable and accrued expenses                                   326,921               382,770
       Other liabilities                                                     1,978,222                     -
       Receivables                                                            (107,206)              (98,467)
       Due to affiliates                                                             -              (396,320)
       Other assets                                                          4,190,522              (278,352)
                                                                          ------------          ------------
Net Cash Provided by Operating Activities                                    3,951,012             3,537,803
                                                                          ------------          ------------
CASH FLOW FROM INVESTING ACTIVITIES -
       Improvements to real estate                                             (85,144)             (965,127)
                                                                          ------------          ------------
CASH FLOW FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                          (14,303,060)                    -
       Proceeds from note payable                                           23,832,274                     -
       Payoff of note payable                                              (17,639,459)                    -
                                                                          ------------          ------------
Net Cash Used in Financing Activities                                       (8,110,245)                    -
                                                                          ------------          ------------
(Decrease) increase in cash and cash equivalents                            (4,244,377)            2,572,676
                                                                          ------------          ------------
Cash and cash equivalents, beginning of year                                14,191,726            13,229,944
Cash and cash equivalents related to investment in joint ventures           (7,308,977)                    -
                                                                          ------------          ------------
Adjusted cash and cash equivalents, beginning of year                        6,882,749            13,229,944
                                                                          ------------          ------------
Cash and cash equivalents, end of quarter                                 $  2,638,372          $ 15,802,620
                                                                          ============          ============
Supplemental Disclosure of Cash Flow Information:

       Cash Paid for Interest                                             $    596,335          $          -
                                                                          ============          ============

           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

L.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Annual Report on Form 10-K of Shelbourne Properties I, Inc., a Delaware corporation (the "Company"), for the year ended December 31, 2001.

         As a result of the Company's incurring debt, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis. The Company must instead utilize the equity method of accounting. As required, the Company's condensed consolidated statements of operations reflect the equity method of accounting subsequent to January 1, 2002 and the pro-rata consolidation prior to that date. (See Note 2 - Investment in Joint Ventures).

         The financial information contained herein is condensed and unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

         As a result of the approval of the Plan of Liquidation (See Note 11 - Subsequent Events), the Company will adopt liquidation accounting during the last quarter of 2002.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Cash Equivalents

         Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition. Items classified as cash equivalents include insured bank certificates of deposit and commercial paper. At times, cash balances at a limited number of banks may exceed insurable amounts. The company believes it mitigates its risk by investing in or through major financial institutions.

         Accounts Receivable

         Accounts receivable are stated net of allowance for doubtful accounts of $89,656 and $92,074 as of September 30, 2002 and December 31, 2001, respectively.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in 8, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Accordingly, the Company's condensed consolidated balance sheet at September 30, 2002 and the Company's condensed consolidated statements of operations for the three and nine month period ended September 30, 2002 reflect the equity method of accounting.

         If the change to equity accounting had been reflected upon the December 31, 2001 condensed consolidated balance sheet, the changes would have been to reduce real estate by $12.5 million, cash and cash equivalents by $7.3 million, receivables by $0.1 million, accounts payable and accrued expenses by $0.4 million and to increase other assets by $3.1 million and investment in joint ventures by $16.4 million.

         Real Estate

         Real estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Company evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property might not be recoverable, the Company prepares estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, managementtakes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

         Impairment write-downs recorded by the Company prior to April 18, 2001 did not affect the tax basis of the assets and were not included in the determination of taxable income or loss. No additional write-downs have been recorded since the effective date of the conversion.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Deferred Leasing and Loan Costs

         Cost incurred in the execution of new tenant leases and renewals of existing leases are amortized over the life of the lease using a straight lined method. All un-amortized costs, due to early termination or eviction of existing tenant, are expensed.

         Costs incurred with obtaining debt are amortized over the life of the debt.

         Treasury Stock

         Treasury stock is stated at cost.

         Amounts Per Share

         Net income (loss) per share is computed based on weighted average shares outstanding.

         Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted this statement, which did not materially affect the Company's financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Under adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB opinion No. 30. The Company does not expect that this statement will have an effect on the Company's financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. The Company does not expect that this statement will have a material effect on the Company's financial statements.

3.       RELATED PARTY TRANSACTIONS

         On February 14, 2002, the Company, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 423,903 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of former senior management of the Company. Pursuant to the transaction, the Company paid PCIC $14,303,060 in cash and the Company's operating partnership, Shelbourne Properties I, L.P., issued preferred partnership interests with an aggregate liquidation preference of $812,674 and a note in the amount of $17,639,459. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

         In conjunction with the Transaction, PCIC entered into an agreement with the Companies and their respective operating partnerships to provide transition services, namely, accounting, asset management, investor services and treasury and cash management, for a period up to one year from the date of the agreement (until February 14, 2003) for a fee of $83,300 per month. This fee is allocated equally among the Companies. For the period from July 1, 2002 to September 30, 2002, the Company paid $83,300 for transition services and for the period from February 15, 2002 to September 30, 2002, the Company paid PCIC $208,250 for transition services. As a result of the settlement of the lawsuit brought by HX Investors, L.P. (see Note 10) this agreement was terminated effective September 30, 2002. Effective October 1, 2002, Kestrel Management L.P. ("Kestrel"), an affiliate of the Companies, entered into an agreement with the Companies to provide the services that PCIC had previously provided for a fee of $600,000 per year, $50,000 per month, allocated equally among the Companies.

         Prior to the Transaction, under the terms of the Advisory Agreements, Shelbourne Management provided the Company with all management and advisory services. For providing these services, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Company as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $150,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with the performance of its services.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         On April 18, 2001, High Equity Partners LP Series 85, (the "Predecessor Partnership") was converted into a Real Estate Investment Trust. With the conversion, the managing general partner of the Predecessor Partnership was no longer entitled to receive fees for the administration of the Predecessor Partnership. As of the conversion date, Shelbourne Management was entitled to receive the fees formerly paid to the managing general partner. During the three months ended September 30, 2001, Shelbourne Management received $37,500 for non-accountable expenses and $268,799 for the asset management fee. For the nine months ended September 30, 2001, the managing general partner received $44,583 and Shelbourne Management received $67,917 for non-accountable expense. For the nine months ended September 30, 2001, the managing general partner received $314,102 and Shelbourne Management received $485,791 for the asset management fee.

         Since October 2000, Kestrel has performed all property management services directly for the Predecessor Partnership and, as of April 18, 2001, the Company. The Transaction did not have any effect on the property management services contract between the Company and Kestrel. For the three months ended September 30, 2002, Kestrel earned $82,589 that consists of $27,412 earned from wholly owned properties and $55,177 earned from joint venture investment properties. For the three months ended September 30, 2001, Kestrel earned $71,572 that consists of $24,911 earned from wholly owned properties and $46,661 earned from joint venture investment properties. For the nine months ended September 30, 2002, Kestrel earned $256,508 that consists of $98,699 earned from wholly owned properties and $157,809 earned from joint venture investment properties. For the nine months ended September 30, 2001, Kestrel earned $236,256 that consists of $96,343 earned from wholly owned properties and $139,913 earned from joint venture investment properties.

         At September 30, 2002, $1,978,222 of payables to related joint ventures are included in other liabilities.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       REAL ESTATE

         The following table is a summary of the Company's real estate as of September 30, 2002:

                                          SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                          ------------------  -----------------
                                              (UNAUDITED)

         Land                                 $  7,505,421      $ 10,370,965
         Building and improvements              20,978,672        39,444,906
                                              ------------      ------------
                                                28,484,093        49,815,871
         Less: Accumulated depreciation         (9,657,786)      (18,032,644)
                                              ------------      ------------
                                              $ 18,826,307      $ 31,783,227
                                              ============      ============


         See Note 2 "Investment in Joint Ventures" for the impact on real estate as a result of the change to equity accounting for joint ventures


5.       INVESTMENT IN JOINT VENTURES

         The Company invests in three joint ventures, (568 Broadway, Century Park and Seattle Landmark) which are accounted for under the equity method. The joint ventures' condensed consolidated statements of operations for the three and nine months ended September 30, 2002, are as follows:


                                             FOR THE THREE       FOR THE NINE
                                             MONTHS ENDED        MONTHS ENDED
                                          SEPTEMBER 30, 2002  SEPTEMBER 30, 2002
                                          ------------------  ------------------
    Rental revenues                            $ 4,583,300        $12,861,458
    Costs and expenses                           2,021,132          6,030,951
                                               -----------        -----------
    Income before interest and other income      2,562,168          6,830,507
    Interest Income                                 16,686             62,470
                                               -----------        -----------
    Net income from joint ventures             $ 2,578,854        $ 6,892,977
                                               ===========        ===========
    Equity income from joint ventures for
    Shelbourne Properties I, Inc.              $ 1,050,495        $ 2,858,674
                                               ===========        ===========


6.       FEDERAL INCOME TAX CONSIDERATIONS

         As of April 18, 2001, the Predecessor Partnership was converted into a corporation that elected to be taxed as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. As a result, the shareholders of the REIT are required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


8.       NOTE PAYABLE

         On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (referred to as the "Credit Facility" or the "Note Payable"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $23,832,274, of which $17,639,459 was used to repay the note issued in the Transaction, $172,733 to pay associated accrued interest and $667,145 to pay costs related to the Credit Facility. The excess proceeds of $5,352,937 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 1.5% for the portion of the Note Payable secured by mortgages on certain real properties (Conversion rate) (ii) LIBOR plus 2.5% for the portion of the Note Payable secured by a pledge of partnership interests (LIBOR rate) or (iii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5% (Base rate). The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. There has been no fee paid to date. Interest is payable monthly in arrears. The interest rate at September 30, 2002 was approximately 4.16%.

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

         Under the terms of the Credit Facility, the Companies may only sell the pledged property if certain conditions are met. If properties are sold, the Companies must pay a fixed release amount to the lender except in the case of core properties, which have been defined as 568 Broadway, Century Park, Seattle Tower and Southport, in which case the Companies must pay the lender the greater of the net proceeds or the release amount. In addition, the Companies must maintain

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that may result in a change of control (as defined under the Credit Facility).

         The Companies are jointly and severally liable under the Credit Facility but have entered into a Contribution and Cross-Indemnification Agreement.


9.       CLASS A 5% PREFERRED PARTNERSHIP INTEREST

         In connection with the Transaction, the Company's operating partnership issued to Shelbourne Management 812.674 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitle the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($812,674). In addition, upon the liquidation of the operating partnership, each Class A Unit is entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the operating partnership or shares in the Company and the holders of the Class A Units do not have voting rights except in limited circumstances. Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction, Shelbourne Management has the right to cause the operating partnership to reacquire the Class A Units upon the occurrence of certain events including, without limitation, if the aggregate assets of the Companies is below approximately $75 million or the outstanding debt under which the Companies are obligated is less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which is presently equal to $5,698,795 and declines each February 13, May 13, August 13 and November 13 until it reaches zero on May 13, 2007. The Company is currently seeking alternative arrangements or transactions in an effort to eliminate the Put Premium, if the Companies assets are less than $75 million, which will enable the Company to proceed with its Plan of Liquidation.

         In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors 42% of the amounts to Shelbourne Management with respect to the Class A units.


10.      SETTLEMENT AGREEMENT

         On July 1, 2002, the Company, along with Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., entered into settlement agreements with respect to certain outstanding litigation involving the Companies. In connection with the settlements, the Company entered into a stock purchase agreement (the Stock Purchase Agreement") with HX Investors, L.P. ("HX Investors") and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the then owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $53.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

         Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval. HX Investors agreed to vote all of its shares in favor

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         of the Plan of Liquidation. Under the Plan of Liquidation, HX Investors was to receive an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $59.00 per share was made to the stockholders of the Company.

         Subsequently, on July 29, 2002, Longacre Corp. ("Longacre") commenced a lawsuit individually and derivatively against the Company, Shelbourne Properties II, Inc., Shelbourne Properties III, Inc., their boards, HX Investors, and Exeter seeking preliminary and permanent injunctive relief and monetary damages based on purported violations of the securities laws and mismanagement related to the tender offer by HX Investors, the Stock Purchase Agreement, and the plan of liquidation. The suit was filed in federal court in New York, New York. On August 1, 2002, the court denied Longacre's motion for a preliminary injunction, and on September 30, 2002, the court dismissed the lawsuit at the request of Longacre.

         Contemporaneous with filing its July 29, 2002 lawsuit, Longacre publicly announced that its related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Company as were tendered for under the HX Investors Offer, at a price per share of $58.30. Over the course of the next several days, Longacre and HX Investors submitted competing proposals to the board of directors of the Company and made those proposals public. On August 4, 2002, Longacre notified the Company that it was no longer interested in proceeding with its proposed offer.

         On August 5, 2002, the Company entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $53.00 to $63.15. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $59.00 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

         On August 16, 2002, the HX Investors Offer expired, and HX Investors acquired 251,785 shares representing 30% of the outstanding shares.

         On August 19, 2002, as contemplated by the Stock Purchase Agreement, the existing Board of Directors and executive officer of the Company resigned, and the Board was reconstituted to consist of six members, four of whom are independent directors. In addition, new executive officers were appointed.

         Also on August 19, 2002, the Board of Directors of the Company authorized the issuance by the operating partnership of the Company of Class B Units to HX Investors which Class B Units provide distribution rights consistent with the intent and financial terms of the incentive payment provided for in the Stock Purchase Agreement described above and which distributions are payable only in the event that the Plan of Liquidation was adopted. On August 19, 2002, the operating partnership issued the Class B Units to HX Investors in full satisfaction of the incentive fee payment otherwise required under the Plan of Liquidation.


11.      SUBSEQUENT EVENTS

         On October 29, 2002, the Company held a special meeting of the Stockholders, at which time the Plan of Liquidation was approved by a majority of the shareholders.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On October 31, 2002, 568 Broadway Joint Venture, a joint venture in which the Company indirectly holds a 38.925% interest, entered into a contract to sell its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. It is anticipated that the sale of this property will occur during the first quarter of 2003 and that all or substantially all the proceeds from the sale will be required to pay off the Note Payable.

         On November 5, 2002, the Board of Directors authorized the payment of a dividend in the amount of $4.50 per common share. The dividend will be paid to holders of record on November 15, 2002 and will be paid on November 21, 2002.

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


PCIC TRANSACTION

On February 14, 2002, the Company, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 423,903 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of former senior management of the Company. Pursuant to the Transaction, the Company paid PCIC $14,303,060 in cash. In addition, the Company's operating partnership, Shelbourne Properties I, L.P., issued preferred partnership interests with an aggregate liquidation preference of $812,674 and a note in the amount of $17,639,459. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

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


HYPO LOAN

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

The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 1.5% for the portion of the Note Payable secured by mortgages on certain real properties (Conversion rate) (ii) LIBOR plus 2.5% for the portion of the Note Payable secured by a pledge of partnership interests (LIBOR rate) or (iii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5% (Base rate). The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. There has been no fee paid to date. Interest is payable monthly in arrears. The interest rate at September 30, 2002 was approximately 4.16%.

The Credit Facility is secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Company are security for the Credit Facility.

Under the terms of the Credit Facility, the Companies may only sell the pledged property if certain conditions are met. If properties are sold, the Companies must pay a fixed release amount to the lender except in the case of core properties, which have been defined as 568 Broadway, Century Park, Seattle Tower and Southport, in which case the Companies must pay the lender the greater of the net proceeds or the release amount. In addition, the Companies must maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that may result in a change of control (as defined under the Credit Facility).

The Companies are joint and severally liable under the Credit Facility but have entered into a Contribution and Cross-Indemnification Agreement.

At the request of HX Investors, L.P. ("HX Investors") - the largest stockholder of the Company and an entity controlled by Mr. Michael Ashner (who, effective August 19, 2002, became a director and chief executive officer of the Companies)
- the board of directors of the Company waived a provision in its certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of the Company to allow HX Investors to own up to 12% of the common stock of the Company. Pursuant to a Stockholder Agreement among the Company, Shelbourne Properties II, Inc., Shelbourne Properties III, Inc., HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of the Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with Kestrel, the property manager for the Company's properties.

The foregoing description of the Stockholder Agreement and the Credit Facility are qualified in their entirety by reference to such agreements, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed on May 14, 2002, which is incorporated herein by reference.


CHANGE IN CONTROL

On July 1, 2002, the Company, along with Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., entered into a settlement agreement with respect to certain outstanding litigation brought by HX Investors in the Chancery Court of Delaware against the Companies. At the same time, the Company, along with Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. entered into a letter agreement settling other outstanding litigation brought by shareholders against the Companies, subject to approval by the court of a stipulation of settlement. In connection with the settlements, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with HX Investors and Exeter

Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the then owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $53.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval. HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation. Under the Plan of Liquidation, HX Investors was to receive an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $59.00 per share was made to the stockholders of the Company.

Subsequently, on July 29, 2002, Longacre Corp. ("Longacre"), commenced a lawsuit individually and derivatively against the Company, Shelbourne Properties II, Inc., Shelbourne Properties III, Inc., their boards, HX Investors, and Exeter seeking preliminary and permanent injunctive relief and monetary damages based on purported violations of the securities laws and mismanagement related to the tender offer by HX Investors, the Stock Purchase Agreement, and the plan of liquidation. The suit was filed in federal court in New York, New York. On August 1, 2002, the court denied Longacre's motion for a preliminary injunction, and the court dismissed the lawsuit on September 30, 2002, at the request of Longacre.

Contemporaneous with filing his July 29, 2002 lawsuit, Longacre publicly announced that its related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Company as were tendered for under the HX Investors Offer, at a price per share of $58.30. Over the course of the next several days, Longacre and HX Investors submitted competing proposals to the board of directors of the Company and made those proposals public. On August 4, 2002, Longacre notified the Company that it was no longer interested in proceeding with its proposed offer.

On August 5, 2002, the Company entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $53.00 to $63.15. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $59.00 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

On August 16, 2002, the HX Investors Offer expired and HX Investors acquired 251,785 shares representing 30% of the outstanding shares.

On August 19, 2002, as contemplated by the Stock Purchase Agreement, the existing Board of Directors and executive officer of the Company resigned, and the Board was reconstituted to consist of six members, four of whom are independent directors. In addition, new executive officers were appointed.

Also on August 19, 2002, the Board of Directors of the Company authorized the issuance by the operating partnership of the Company of Class B Units to HX Investors which Class B Units provide distribution rights to HX Investors only in the event that the Plan of Liquidation were adopted and consistent with the intent and financial terms of the incentive payment provided for in Stock Purchase Agreement described above. On August 19, 2002, the operating partnership issued the Class B Units to HX Investors in full satisfaction of the incentive fee payment otherwise required under the Plan of Liquidation.

RECENT DEVELOPMENTS

On October 29,2002, the Company held a special meeting of the Stockholders at which time the Plan of Liquidation was approved by a majority of the shareholders.

On October 31, 2002, 568 Broadway Joint Venture, a joint venture in which the Company indirectly holds a 38.925% interest, entered into a contract to sell its property located at 568 Broadway, New York, NY for a gross sales price of $87,500,000. It is anticipated that the sale of this property will occur during the first quarter of 2003 and that all or substantially all of the proceeds from the sale will be required to pay off the Note Payable.

On November 5, 2002, the Board of Directors authorized the payment of a dividend in the amount of $4.50 per common share. The dividend will be paid to holders of record on November 15, 2002 and will be paid on November 21, 2002.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related Notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of long-lived assets. At September 30, 2002 and December 31, 2001, the Company had $18,206,307 and $19,238,027 of real estate (net), accounting for approximately 44% and 39%, respectively, of the Company's total assets. Property and equipment is carried at cost net of adjustments for impairment. The fair value of the Operating Partnership's property and equipment is dependent on the performance of the properties.

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

For the years ended December 31, 2001, 2000 and 1999, no impairment losses have been recorded. Cumulative impairment losses from previous years for all properties included in real estate in the accompanying balance sheets would amount to $9,700,000. Impairment write-downs recorded by the Corporation do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

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

Revenue Recognition. Base rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Tax Force's consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.


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

After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in Note 8 in the "Notes to Condensed Consolidated Financial Statements", the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must utilize the equity method of accounting. As required, effective January 1, 2002, the Company's condensed consolidated balance sheet and condensed consolidated statements of operations reflect the equity method of accounting.

PRO-FORMA INFORMATION

         The following tables show (i) the pro-forma condensed consolidated balance sheet as of December 31, 2001 and (ii) the pro-forma condensed consolidated statement of operations for the three and nine months ended September 30, 2001, both reflecting the impact of the change to equity accounting for the investments in joint ventures. The pro-forma information is provided for the purpose of comparing results of operations in the review of management's discussion and analysis. The Company's total equity did not change.


           CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET INFORMATION


                                              AS REPORTED           PRO-FORMA          EQUITY METHOD
                                           DECEMBER 31, 2001       ADJUSTMENTS       DECEMBER 31, 2001
                                           -----------------       -----------       -----------------
ASSETS

Real estate, net                              $ 31,783,227         $(12,545,200)         $ 19,238,027
Cash and cash equivalents                       14,191,726           (7,308,977)            6,882,749
Other assets                                     3,013,830            3,083,415             6,097,245
Receivables, net                                   279,777             (144,526)              135,251
Investment in joint ventures                             -           16,488,348            16,488,348
                                              ------------         ------------          ------------

TOTAL ASSETS                                  $ 49,268,560         $   (426,940)         $ 48,841,620
                                              ============         ============          ============


LIABILITIES

Accounts payable and accrued expenses         $    783,308         $   (426,940)         $    356,368
                                              ------------         ------------          ------------

Total Liabilities                             $    783,308         $   (426,940)         $    356,368
                                              ============         ============          ============

            CONDENSED CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS


                                    FOR THE THREE MONTHS ENDED                           FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                                     SEPTEMBER 30
                                       As           Pro-forma                              As           Pro-forma
                                    Reported      Adjustments                           Reported      Adjustments
                                      2001            2001            Total               2001             2001            Total
Rental revenues                  $ 2,414,141    $ (1,542,195)       $ 871,946        $ 7,906,552     $ (4,624,456)     $ 3,282,096
                                 -----------    ------------        ---------        -----------     ------------      -----------

Costs and expenses                 1,792,172        (824,973)         967,199          5,619,938       (2,352,424)       3,267,514
                                 -----------    ------------        ---------        -----------     ------------      -----------

Income (loss) before equity
        income from joint
        ventures, interest
        and other income             621,969        (717,222)         (95,253)         2,286,614       (2,272,032)          14,582

       Equity income from
         joint ventures                    -         789,440          789,440                  -        2,560,167        2,560,167
       Interest income               115,411         (72,218)          43,193            447,931         (288,135)         159,796
       Other income                   11,291               -           11,291             29,257                -           29,257
                                 -----------    ------------        ---------        -----------     ------------      -----------

Net income                       $   748,671    $          -        $ 748,671        $ 2,763,802     $          -      $ 2,763,802
                                 ===========    ============        =========        ===========     ============      ===========



LIQUIDITY AND CAPITAL RESOURCES

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. On October 29, 2002, the Company's shareholders approved the Plan of Liquidation. Accordingly, it is expected that the Company will seek to sell its properties in the near term. In this regard, on October 31, 2002, 568 Broadway Joint Venture, a joint venture in which the Company indirectly holds a 38.925% interest, entered into a contract to sell its property located at 568 Broadway, New York, NY for a gross sales price of $87,500,000. It is anticipated that the sale of this property will occur during the first quarter of 2003 and that all or substantially all of the proceeds from the sale will be required to pay off the Note Payable.

The Company had $2,638,372 in cash and cash equivalents at September 30, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents decreased by $4,244,377 from $6,882,749 for the year ended December 31, 2001. The decrease resulted from $8,110,245 of cash used in financing activities and $85,144 of improvements to real estate (investment activities) that were partially offset by $3,951,012 of net cash provided by operating activities. Additionally, the Company's joint ventures held cash at September 30, 2002 of which the Company's allocable share was approximately $2,858,000.

Cash used in financing activities consisted of $14,303,060 paid to PCIC in connection with the Transaction and $17,639,459 paid to retire the note that was issued in relation to the Transaction which was partially offset by the receipt of proceeds from the initial borrowing under the Credit Facility of $23,832,274.

Currently, the Company's primary source of funds is cash flow from the operation of its properties, principally rents billed to tenants, which amounted to $914,766 and $3,392,446 for the three and nine months ended September 30, 2002.

As disclosed in Item 1. Financial Statements - Note 9, the operating partnership of the Company has issued Class A Preferred Units (the "Class A Units") which entitle the holder thereof to certain rights to require the operating partnership to redeem such units at a significant premium if the aggregate assets of the Companies fall below approximately $75 million or the outstanding debt under which the Companies are obligated is less than approximately $55 million. The Company is currently negotiating to acquire an interest in a joint venture with the other Companies that will hold an interest in 20 hotels leased to a subsidiary of Accor S.A. (Motel 6) for a purchase price of $877,770 which hotels will be subject to existing non-recourse debt of approximately $74.6 million. In connection with this acquisition, the terms of the Class A units will be amended to delete the right of PCIC (the holder of the Class A Units) to put the preferred units to the operating partnership in the event that the value of the Company's assets falls below a certain threshold. Further, the transaction will provide additional non-recourse debt under which the Companies will be obligated and will satisfy the debt level requirements for the Class A unitholders. If the foregoing transaction is not consummated or an alternative arrangement or transaction is not entered into, the sale of 568 Broadway would enable the holder of the Class A Units to exercise its right to put the Class A Units to the Company for a price equal to the liquidation preference for such Class A Units plus the put premium. See "Item 1, Financial Statements - Note 9."

For the nine months ended September 30, 2002, the Company made $85,144 in capital expenditures that were funded from cash flow and the Company's working capital reserves. The Company's primary capital expenditures were for tenant improvements at the properties.

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


RESULTS OF OPERATIONS

The management's discussion and analysis compares the results of operations reflecting the equity method of accounting for the three and nine months ended September 30, 2002 to the pro-forma statement of operations for the same period ended September 30, 2001.


Nine months ended September 30, 2002 vs. September 30, 2001

Net income

The Company's net income decreased by $21,587,578 to a net loss of $18,823,776 for the nine months ended September 30, 2002 from a net income of $2,763,802 for the same period in 2001. This decrease is primarily attributable to expenses incurred in connection with the Transaction, including the purchase of the Advisory Agreement, legal fees and consulting fees to Lazard Freres & Co LLC ("Lazard") for its advisory and valuation services for the Company. In addition, further contributing to this decrease were the legal fees associated with defending the lawsuits brought in connection with the Transaction. Partially offsetting the increase in costs and expenses was an increase in rental revenue of $110,350 and an increase in income from the investment in joint ventures of $298,507.

Rental Revenues

Rental revenues increased $110,350, or approximately 3%, to $3,392,446 during the nine months ended September 30, 2002 from $3,282,096 during the nine months ended September 30, 2001 due to an increase in base rent of $57,988. Percentage rent increased in the same period due to payments by Eckerd

Drugs and Publix Supermarkets at Southport Shopping Center, which increased cumulatively by $24,032 along with an aggregate increase in all other rental revenue categories of $28,330.

Costs and Expenses

Costs and expenses, for the nine months ended September 30, 2002 amounted to $24,524,199 an increase of $21,256,685 from the same period in 2001. This increase consists of a one-time expense of $18,452,133 in relation to the purchase of the Advisory Agreements. The remaining costs and expenses amounted to $6,072,066 for the nine months ended September 30, 2002, an increase of $2,804,552 from the $3,267,514 incurred for the same period in 2001. The increase is primarily due to an increase in administrative expenses due to the Transaction, legal, professional and consulting fees.

Operating expenses increased by $149,949, or 14%, to $1,201,084 for the nine months ended September 30, 2002 from $1,051,135 for the same period in 2001 due to increased insurance and real estate tax expense. The Company also experienced higher depreciation and amortization expense due to real estate improvements and tenant procurement costs. Property management fees increased slightly due to an increase in rental collections. Expenses related to the partnership asset management fees decreased by $453,838 for the nine months ended September 30, 2002 from $799,893 for the same period in 2001 as the obligation to pay the partnership asset management fee terminated with the consummation of the Transaction. For the nine months ended September 30, 2002, $135,805 in asset management fees were paid to Shelbourne Management prior to February 14, 2002 and $208,250 to PCIC thereafter in accordance with PCIC's agreement to provide transition services to the Company upon the consummation of the Transaction.

Non-Operating Income and Expenses

Income from the investment in joint ventures increased by $298,507, or approximately 12% to $2,858,674 from $2,560,167 for the same period in 2001 due to increased Net Income from 568 Broadway of $406,353 that was partially offset by a decrease in aggregate Net Income of Century Park and Seattle Tower of $107,846.

Interest expense of $172,733 was paid on the note issued in the Transaction. An additional $423,602 in interest was incurred on the Credit Facility dated May 1, 2002. Interest from the Credit Facility is a first-time expense because prior to the conversion from a partnership to a REIT, no debt was allowed on any of the properties.

Interest income decreased by $120,036, or 75%, to $39,760 for the current period as compared to $159,796 for the comparable period in 2001 due to significantly lower cash balances due to the Transaction and other fees paid.

Other income decreased for the nine months ended September 30, 2002 as compared to the same period ended September 30, 2001 by $23,379, or 80%, to $5,878 from $29,257 due to the absence, as a result of the conversion of the Predecessor Partnership into a REIT, of transfer fees that were previously generated by the transfer of partnership interests.

Inflation

Inflation is not expected to have a material impact on the operations or financial position of Company.

Three months ended September 30, 2002 vs. September 30, 2001

Net income

The Company had net income of $275,283 for the three months ended September 30, 2002, a decrease of $473,388, or 63% from $748,671 for the same period in 2001. This decrease was due to an increase in costs and expenses, primarily due to the incurrence of legal, professional and consulting fees resulting from lawsuits, partially offset by an increase in rental revenues of $42,820 and an increase in income of $261,055 from the investment in joint ventures.

Rental Revenues

Rental revenues increased $42,820, or 5%, from $871,946 during the three months ended September 30, 2001 to $914,766 during the three months ended September 30, 2002. This was due to an increase in base rent of $19,670, an increase in common area maintenance charges of $16,540, and an aggregate increase in all other rental revenue categories of $6,610.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2002 amounted to $1,449,525, an increase of $482,326 from $967,199 for the three months ended September 30, 2001. The increase is primarily due to an increase in administrative expenses due to increased legal, professional and consulting fees. The remaining costs and expenses, amounted to $761,268 for the three months ended September 30, 2002, a decrease of $85,997, or 10%, from the same period in 2001.

Operating expenses increased by $26,615, or 7%, to $387,474 for the three months ended September 30, 2002 as compared to $360,859 for the same period in 2001 due to an increase in insurance premiums. The Company also experienced higher depreciation and amortization expense due to real estate improvements and tenant procurement costs. Property management fees increased slightly due to an increase in rental collections. Expenses related to partnership asset management fees decreased by $185,499 for the three months ended September 30, 2002 from the same period in 2001 as the obligation to pay the partnership asset management fee terminated with the consummation of the Transaction.

Non-Operating Income and Expenses

Equity income from joint ventures increased by $261,055. This is primarily due to an increase of the Net Income at 568 Broadway.

Interest expense for the three months ended September 30, 2002 on the Credit Facility dated May 1, 2002 was $254,333. This is a first-time expense because prior to the conversion from a partnership to a REIT, no debt was allowed on any of the properties.

Interest income decreased $31,240 or 72% as compared to the same period in 2001 due to significantly lower cash balances due to the Transaction.

Other income decreased for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 by $9,364.


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

The Company's FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with the accounting principles generally accepted in the United States) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

FFO for the three- and nine-month periods ended September 30, 2002 and 2001 are summarized in the following table:

                                                        THREE MONTHS ENDED,                          NINE MONTHS ENDED,
                                               September 30, 2002   September 30, 2001   September 30, 2002    September 30, 2001
                                               ------------------   ------------------   ------------------    ------------------
Net Income (Loss) (A)                             $    275,283         $    748,671         $(18,823,776)         $  2,763,802

Plus: Depreciation of
        real estate assets and
        tenant improvements                            166,222              164,198              496,864               486,567

Plus: Amortization of leasing
        commissions                                     28,630               28,498               83,335                66,771

Plus: Adjustments for
        unconsolidated joint ventures (B)              212,711              206,280              701,986               587,637
                                                  ------------         ------------         ------------          ------------
Funds From Operations (A)                         $    682,846         $  1,147,647         $(17,541,591)         $  3,904,777
                                                  ============         ============         ============          ============


(A) Net Income and Funds From Operations for the nine months ended September 30, 2002 includes $18,452,133 related to the purchase of the Advisory Agreements.

(B) Adjustments for unconsolidated joint ventures includes all adjustments to convert the Company's share of net income from unconsolidated joint ventures to FFO.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk the Company faces is interest rate sensitivity. The Company's long-term debt bears interest at a floating rate, and therefore is exposed to the risk of interest rate changes. At November 13, 2002, borrowings under the secured revolving credit facility totaled $23,832,274 and initially bore an interest rate of LIBOR plus 2.5%. Based on the balance outstanding on the credit facility at November 13, 2002 and the interest rate at that date, a 10% increase in LIBOR would increase the interest expense in 2002 by approximately $25,000. Conversely, a 10% decrease in LIBOR would decrease interest expense in 2002 by the same amount. The gain or loss the Company ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Company does not believe that it has any risk related to derivative financial instruments.


ITEM 4.  CONTROLS AND PROCEDURES

The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Delaware Plaintiffs' litigation

As previously disclosed in the Company's report on Form 10-Q filed May 15, 2002, a group of plaintiffs (the "Delaware Plaintiffs") brought suit derivatively on behalf of the Companies against NorthStar, PCIC, Shelbourne Management and eight former and present directors of the boards of directors of the Companies (the "Individual Defendants"). The Delaware Plaintiffs filed a consolidated class and derivative complaint on April 10, 2002 alleging that the boards of directors of the Companies mismanaged the Companies making it less likely that they could pay dividends. Plaintiffs sought disgorgement of profits, accounting for profits and rescission of an agreement to repurchase shares of stock held by PCIC and purchase the Advisory Agreements. On May 15, 2002, the Delaware Plaintiffs filed a second consolidated and amended class and derivative action complaint that additionally sought to have the Company consider all available transactions to maximize shareholder value.

The Delaware Plaintiffs separately filed a class action under Section 211 of the General Corporation Law of Delaware on May 7, 2002 (i) seeking to compel the Companies to hold an annual meeting of shareholders and (ii) challenging an action taken by the Companies' boards of directors in which the boards of directors of each company were reclassified from nine to four directors. This matter was consolidated with the HX Investors action described above for the limited purpose of discovery and trial on the statutory issues.

A letter agreement settling each of the actions brought by the Delaware Plaintiffs' was signed by the parties on July 1, 2002, and remains subject to court approval. The principal terms of the settlement were that the Companies and their boards of directors would facilitate the completion of the HX Investors Offer; conduct annual meetings on September 9, 2002 and expand the board of directors of each of the Companies from four members to six, four of whom would be independent directors, implement additional corporate governance protections, propose and, if approved by shareholders, implement the plan of liquidation. The settlement also provided for, among other things, a contribution by Shelbourne Management of up to one million dollars, as approved by the court, for plaintiffs' attorneys fees.

Longacre Corp. litigation

Longacre Corp. ("Longacre") filed an action on July 29, 2002 in the United States District Court for the Southern District of New York against the Companies seeking (i) a declaration that HX Investors violated Sections 13(e) and 14(d) and (e) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and that the 25% liquidation premium to be paid to HX Investors and Exeter Capital Corporation upon liquidation of the Companies is invalid and illegal; and (2) an injunction enjoining HX Investors from proceeding with the HX Investors Offer until HX Investors made the appropriate filings and disclosures. A hearing on Longacre's Motion for an Injunction was held on August 1, 2002, and a preliminary injunction was denied. The court dismissed the lawsuit on September 30, 2002, at the request of Longacre.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number                                   Description
------                                   -----------

(2.1) Stock Purchase Agreement among HX Investors, Exeter Capital Corporation and the Company (4)

(2.2)    Amendment No. 1 to Stock Purchase Agreement (6)

(2.3)    Plan of Liquidation (7)

(3.1)    Amended and Restated Certificate of Incorporation of the Company(1)

(3.2)    Amended and Restated Bylaws of the Corporation(1)

(4.1) Amended and Restated Agreement of Limited Partnership of the operating partnership(1)

(4.2)    Shareholder Rights Agreement(1)

(4.3)    Amendment to Shareholder Rights Agreement(2)

(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock(1)

(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002 (3)

(4.6)    Amendment No. 2 to Shareholder Rights Agreement (5)

(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders (3)

(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000 (3)

(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time (3)

(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries (3)

(10.5) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders (3)

(10.6) Form of Mortgage, dated as of April 30, 2002, issued by the Company to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders(3)

(10.7) Settlement Agreement and Mutual Release between HX Investors, the Companies and Shelbourne Management(4)

(10.8)   Amendment No. 1 to Settlement Agreement (6)

(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership(2)

(99.2) Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership

(99.3)   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

--------------
(1) incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended

(2) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

(3) incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

(4) incorporated by reference to the Current Report of the Company on Form 8-K filed on July 2, 2002.

(5) incorporated by reference to the Current Report of the Company on Form 8-K filed on July 8, 2002

(6) incorporated by reference to the Current Report of the Company on Form 8-K filed on August 5, 2002

(7) incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on September 27, 2002


(b)  REPORTS ON FORM 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended September 30, 2002:

(i) Press release announcing that the Companies had entered into the HX Investors Stock Purchase Agreement.

         Item reported: 5

         Dated filed: July 2, 2002

(ii)     Amendment to Company's Shareholders Rights Agreement.

Item reported: 5

Dated filed: July 8, 2002

(iii)    Amendment to HX Investors Stock Purchase Agreement and Settlement
         Agreement.

         Item reported: 5

         Dated filed: August 5, 2002

(iv)     Change in Control of the Company.

         Item reported: 1

         Dated filed: August 21, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Shelbourne Properties I, Inc.
                                              (Registrant)

Dated: November 13, 2002                      By:  /S/ Michael L. Ashner
                                                   -------------------------
                                                   Michael L. Ashner
                                                   (Chief Executive Officer)

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10-Q SEPTEMBER 30, 2002

                                 CERTIFICATIONS

     I, Michael L. Ashner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shelbourne Properties I, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10-Q SEPTEMBER 30, 2002

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date: November 13, 2002                         /s/ Michael L. Ashner
                                                     -----------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10-Q SEPTEMBER 30, 2002

                                 CERTIFICATIONS

     I, Carolyn B. Tiffany, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shelbourne Properties I, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10-Q SEPTEMBER 30, 2002

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




      Date: November 13, 2002                     /s/ Carolyn B. Tiffany
                                                  -----------------------
                                                  Carolyn B. Tiffany
                                                  Chief Financial Officer

                          SHELBOURNE PROPERTIES I INC,
                          FORM 10-Q SEPTEMBER 30, 2002


EXHIBIT INDEX


Exhibit
-------
Number                                    Description                                                     Page
------                                    -----------                                                     ----
2.1      Stock Purchase Agreement among HX Investors, Exeter Capital Corporation
         and the Company                                                                                  (4)

2.2      Amendment No. 1 to Stock Purchase Agreement                                                      (6)

2.3      Plan of Liquidation                                                                              (7)

3.1      Amended and Restated Certificate of Incorporation of the Company                                 (1)

3.2      Amended and Restated Bylaws of the Corporation                                                   (1)

4.1      Amended and Restated Agreement of Limited Partnership of the operating partnership               (1)

4.2      Shareholder Rights Agreement                                                                     (1)

4.3      Amendment to Shareholder Rights Agreement                                                        (2)

4.4      Certificate of Designations, Preferences and Rights of Series A Preferred Stock                  (1)

4.5      Stockholder Agreement, among the Companies and HX Investors, LP and
         Exeter Capital Corporation, dated as of April 30, 2002                                           (3)

4.6      Amendment No. 2 to Shareholder Rights Agreement                                                  (5)

10.1     Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG,
         New York branch, as agent for itself and the other lenders                                       (3)

10.2     Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in
         favor of each lender in the aggregate principal amount of $75,000,000                            (3)

10.3     Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships'
         wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise
         modified from time to time                                                                       (3)

10.4     Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships'
         wholly-owned subsidiaries                                                                        (3)

10.5     Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned
         subsidiaries in favor of the lenders                                                             (3)

10.6     Form of Mortgage, dated as of April 30, 2002, issued by the Company to
         Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for
         itself and other lenders                                                                         (3)




10.7     Settlement Agreement and Mutual Release between HX Investors,
         the Companies and Shelbourne Management                                                          (4)

10.8     Amendment No. 1 to Settlement Agreement                                                          (6)

99.1     Partnership Unit Designation of the Class A Preferred Partnership
         Units of the Operating Partnership                                                               (2)

99.2     Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership       39

99.3     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                         43


------------------
(1) incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended

(2) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

(3) incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

(4) incorporated by reference to the Current Report of the Company on Form 8-K filed on July 2, 2002.

(5) incorporated by reference to the Current Report of the Company on Form 8-K filed on July 8, 2002

(6) incorporated by reference to the Current Report of the Company on Form 8-K filed on August 5, 2002

(7) incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on September 27, 2002