Form 10-Q
period 2003-06-30
SHELBOURNE PROPERTIES I INC
filed 2003-08-14
CIK 1106036

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                 -------------

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

                            Yes    X              No
                                 -----                -----

Indicated by check whether registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act).

                            Yes                    No   X
                                 -----                -----

As of August 12, 2003, there were 839,286 shares of common stock outstanding.

================================================================================

                          SHELBOURNE PROPERTIES I, INC.
                             FORM 10Q-JUNE 30, 2003

INDEX

                                                                                    Page
                                                                                    ----
Part I.    Financial Information

Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Net Assets (Liquidation Basis) as of
           June 30, 2003 and December 31, 2002....................................    3

           Consolidated Statements of Operations and Changes in Net Assets
           for the Three and Six Months Ended June 30, 2003 (Liquidation
           Basis) and Consolidated Statements Operations for the Three and
           Six Months Ended June 30, 2002 (Going Concern Basis)...................    4

           Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2003 (Liquidation Basis) and the Six Months Ended June
           30, 2002 (Going Concern Basis).........................................    5

           Notes to Consolidated Financial Statements.............................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................   18

Item 3.    Quantitative and Qualitative Disclosure about Market Risk..............   26

Item 4.    Controls and Procedures................................................   26


Part II.   Other Information:

Item 4.    Submission of Matters to a Vote of Security Holders ...................   27

Item 6.    Exhibits and Reports on Form 8-K.......................................   27

Signatures .......................................................................   28

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


            CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                               June 30, 2003       December 31, 2002
                                                                              ---------------      -----------------
                                                                                 (Unaudited)
ASSETS

Real estate held for sale                                                     $     9,460,610      $      30,341,402
Investments in joint ventures                                                      10,945,141             57,791,273
Cash and cash equivalents, of which $1,368,393 is
     restricted cash at June 30, 2003                                               7,007,097                550,061
Other assets                                                                          581,366                359,699
Receivables, net                                                                       22,426                166,723
                                                                              ---------------      -----------------

Total Assets                                                                       28,016,640             89,209,158
                                                                              ---------------      -----------------

LIABILITIES

Accounts payable and accrued expenses                                                 930,838                386,903
Dividend payable                                                                    2,365,528                      -
Class B unitholder distribution                                                       278,223                      -
Credit Facility                                                                             -             23,832,274
Fleet Loan                                                                          7,495,084                      -
Reserve for estimated costs during the period of liquidation                          897,611              1,300,000
Deferral of gains and incentive fee on real estate assets and joint ventures        8,352,754             52,537,883

COMMITMENTS AND CONTIGENCIES (Notes 8, 10)

CLASS B Partnership Interests                                                               -                      -

CLASS A 5% Preferred Partnership Interests, at liquidation value                            -                812,674
                                                                              ---------------      -----------------
Total Liabilities                                                                  20,320,038             78,869,734
                                                                              ---------------      -----------------
NET ASSETS IN LIQUIDATION                                                     $     7,696,602      $      10,339,424
                                                                              ===============      =================







                 See notes to consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


         CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 (LIQUIDATION BASIS) AND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                            For the Three Months Ended          For the Six Months Ended
                                                                      June 30,                          June 30,
                                                           ------------------------------    -------------------------------
                                                               2003              2002            2003             2002
                                                           ------------     -------------    -------------    --------------
Rental revenues                                            $    336,682     $     870,132    $   1,410,582    $    2,477,679
                                                           ------------     -------------    -------------    --------------
Costs and expenses

       Operating expenses                                       120,202           435,425          368,650           815,290
       Depreciation and amortization                                  -           239,606                -           429,613
       Asset management fee                                      50,000                 -          100,000           135,805
       Transition management fees                                     -            83,300                -           124,950
       Purchase of advisory agreements                                -                 -                -        18,452,133
       Administrative expenses                                  305,597         2,292,623          564,165         3,041,288
       Property management fee                                    9,598            25,373           44,923            71,286
                                                           ------------     -------------    -------------    --------------
                                                                485,397         3,076,327        1,077,738        23,070,365
                                                           ------------     -------------    -------------    --------------

Income (loss) before equity income from joint ventures,
gain on sale of real estate, interest and other income        (148,715)       (2,206,195)          332,844      (20,592,686)

       Equity income from joint ventures                     10,258,360           888,308       37,189,615         1,808,180
       Gain on sale of real estate                                    -                 -        9,285,661                 -
       Interest expense                                       (109,934)         (239,727)        (241,755)         (342,002)
       Interest income                                           10,109            12,938           26,174            27,805
       Other income                                                 537             1,959            9,193             3,951
                                                           ------------     -------------    -------------    --------------

Net income (loss)                                            10,010,357       (1,542,717)       46,601,732      (19,094,752)
Preferred dividends                                            (10,272)          (10,272)         (20,430)          (15,351)
                                                           ------------     -------------    -------------    --------------

Net income (loss) available for common shareholders        $ 10,000,085     $ (1,552,989)       46,581,302    $ (19,110,103)
                                                           ============     =============                     ==============
Net assets at January 1, 2003                                                                   10,339,424
Class B distributions                                                                            (278,223)
Liquidating dividends - common                                                                (48,945,901)
                                                                                             -------------
Net assets in liquidation at June 30, 2003                                                   $   7,696,602
                                                                                             =============

Earnings (loss) per share - basic and diluted              $      11.92     $      (1.85)    $       55.50    $      (20.23)
                                                           ============     =============    =============    ==============

Weighted average common shares                                  839,286           839,286          839,286           944,676
                                                           ============     =============    =============    ==============


                 See notes to consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2003 (LIQUIDATION BASIS) AND
                       JUNE 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                              ------------------------------
                                                                                  2003              2002
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $  46,601,732    $(19,094,752)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
             Depreciation and amortization                                                -          429,613
             Straight-line adjustment for stepped lease rentals                           -           15,550
             Change in bad debt reserve                                              25,665           50,000
             Purchase of advisory agreement                                               -       18,452,133
             Distributions in excess of earnings from joint ventures             10,664,920        5,539,620
             Gain on sale of real estate                                        (9,285,661)                -
      Change in assets and liabilities:
             Receivables                                                            118,632        (123,877)
             Other assets                                                         (221,667)      (1,174,238)
             Accounts payable and accrued expenses                                (695,468)        1,795,502
             Accrued interest                                                        24,340                -
                                                                              -------------    -------------
      Net cash provided by operating activities                                  47,232,493        5,889,551
                                                                              -------------    -------------
CASH FLOW FROM INVESTING ACTIVITIES:
             Improvements to real estate                                          (148,513)         (55,464)
             Investment in Accotel                                                (867,806)                -
             Proceeds from sale of real estate                                   23,178,855                -
                                                                              -------------    -------------
      Net cash provided by (used in) investing activities                        22,162,536         (55,464)
                                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Purchase of treasury stock                                                   -     (14,303,060)
             Proceeds from Fleet Loan                                            17,495,084                -
             Paydown of Fleet Loan                                             (10,000,000)                -
             Proceeds from Credit Facility                                                -       23,832,274
             Paydown of Credit Facility from sales proceeds                    (22,981,815)                -
             Payoff of Credit Facility                                            (850,459)                -
           Payoff note payable from Transaction                                           -     (17,639,459)
             Dividends paid                                                    (46,580,373)                -
             Distributions paid Class A Unitholder                                 (20,430)                -
                                                                              -------------    -------------
      Net cash used in financing activities                                    (62,937,993)      (8,110,245)
                                                                              -------------    -------------
      Increase (decrease) in cash and cash equivalents                            6,457,036      (2,276,158)
      Cash and cash equivalents, beginning of period                                550,061        6,882,749
                                                                              -------------    -------------
      Cash and cash equivalents, end of period                                $   7,007,097    $   4,606,591
                                                                              =============    =============
      Supplemental disclosure of cash flow information-
      Cash paid for interest                                                  $     217,415    $     342,002
                                                                              =============    =============
      Dividend payable                                                        $   2,365,528    $           -
                                                                              =============    =============
      Distribution payable - Class B unitholder                               $     278,223    $           -
                                                                              =============    =============


                 See notes to consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION
   ------------

   Shelbourne Properties I, Inc., a Delaware corporation (the "Corporation"), was formed on April 18, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties I L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 18, 2001, the Operating Partnership became the successor by merger to Integrated Resources High Equity Partners, Series 85, a California Limited Partnership, (the "Predecessor Partnership").

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   BASIS OF PRESENTATION
   ---------------------

   As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of June 30, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

   The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Operating Partnership and Shelbourne Properties I GP LLC, the general partner of the Operating Partnership and a wholly-owned subsidiary of the Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

   ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING
   ----------------------------------------------

   On October 30, 2002 in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. As a result of the sale of Southport Shopping Center (note 4), 568 Broadway (note 5) and Century Park (note 5), the valuation of investments in joint ventures and real estate held for sale have been updated to reflect the remaining estimated costs of carrying out the liquidation as of June 30, 2003. Further adjustments were included in the June 30, 2003 Consolidated Statement of Changes in Net Assets. The valuation of

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

   investments in joint ventures and real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of June 30, 2003. During the six months ended June 30, 2003 the deferred gain was increased by $1,375,000 to reflect revisions to the carrying value of real estate and joint ventures. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

   Adjusting assets to estimated net realizable value resulted in the write-up in the value of certain real estate properties. The anticipated gains net of any incentive fees associated with the adjustment in value of these real estate properties have been deferred until such time as a sale occurs. During the six months ended June 30, 2003, the Corporation recognized actual gains of $9,285,661 on the sale of real estate and $36,611,052 included in equity income from joint ventures attributable to real estate sales, and as a result of those sales reduced the deferred gains by $45,560,129.

   During the three months ended June 30, 2003, the Corporation recognized $10,132,559 included in income from joint ventures attributable to real estate sales.

   RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION
   ------------------------------------------------------------

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

   The reserve for additional costs associated with liquidation was reduced from $1,300,000 at December 31, 2002 to $897,611 at June 30, 2003 as a result of professional costs associated with obtaining the Fleet Loan of $385,721 and tax planning costs of $16,668 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction (see note
   10).

   USE OF ESTIMATES
   ----------------

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

   CASH EQUIVALENTS
   ----------------

   The Corporation considers all short-term investments that have maturities of three months or less from the date of acquisition to be cash equivalents.

   ACCOUNTS RECEIVABLE
   -------------------

   Accounts receivable are stated net of an allowance for doubtful accounts of $52,106 and $26,441 as of June 30, 2003 and December 31, 2002, respectively.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

   REVENUE RECOGNITION
   -------------------

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

   INVESTMENTS IN JOINT VENTURES
   -----------------------------

   Certain properties are or were owned in joint ventures with Shelbourne Properties II L.P. and/or Shelbourne Properties III L.P. Accordingly, the Corporation's consolidated balance sheet at December 31, 2002 and the Corporation's consolidated statements of operations commencing January 1, 2002, reflect the equity method of accounting. Subsequent to the adoption of the liquidation basis of accounting, the valuations of investments in joint ventures were adjusted to net realizable value.

   REAL ESTATE
   -----------

   Subsequent to the adoption of the liquidation basis of accounting, real estate assets were adjusted to their net realizable value and classified as real estate held for sale. Additionally, the Corporation suspended recording any further depreciation expense.

   DEPRECIATION AND AMORTIZATION
   -----------------------------

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

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

   FINANCIAL INSTRUMENTS
   ---------------------

   The carrying values reflected in the consolidated statements of net assets at June 30, 2003 and December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and note payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates their fair value. In making such assessments, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

   INCOME TAXES
   ------------

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

   For federal income tax purposes, the cash dividends paid to stockholders after October 29, 2002 have been and will be characterized as liquidating distributions.

   AMOUNTS PER SHARE
   -----------------

   Basic earnings (loss) per share is computed based on weighted average common shares outstanding during the period. There are no potentially dilutive securities outstanding so basic and diluted earnings per share are the same for all periods presented.

   DIVIDENDS PER SHARE
   -------------------

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

   On June 19, 2003, the Board of Directors declared a dividend of $2.82 per share. The dividend was paid on July 9, 2003 to the shareholders of record at the close of business on June 30, 2003. The stockholders' Priority Return (defined in note 8 below) as of July 9, 2003 was $0.94 per share, which was satisfied on that date. Consequently, the Class B Unitholder, which is entitled to receive distributions only after the satisfaction of the Priority Return, was paid a distribution of $278,223 on July 9, 2003. All of the Class B Units are held by HX Investors, L.P., an affiliate of the Corporation's Chief Executive Officer.

   RECENTLY ISSUED ACCOUNTING STANDARDS
   ------------------------------------

   In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements which are effective for fiscal years beginning after May 15, 2002. This statement had no effect on the Corporation's consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Corporation's financial statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Corporation's consolidated financial statements.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interest in variable interest entities created after January 31, 2003, and the Corporation will need to apply its provisions to any existing variable interest in variable interest entities on July 1, 2003. The Corporation does not expect that this will have an impact on the Corporation's consolidated financial statements.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Corporation does not expect that this statement will have an impact on the Corporation's financial statements.

   During the three and six months ended June 30, 2003 and 2002, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to the Company by affiliates of the Company.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
   -----------------------------------------------------------

   ASSET MANAGEMENT SERVICES
   -------------------------

   For the period from January 1, 2002 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided asset management services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for asset management services an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services. Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such services for a reduced fee of $333,333 per annum (the "Transition Management Fee"). Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

   Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the asset management services for a fee of $200,000 per annum. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

   Asset management services were provided to the Corporation during the three months ended June 30, 2003 by Kestrel and during the three months ended June 30, 2002 by PCIC as described above.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
   -----------------------------------------------------------------------

   PROPERTY MANAGEMENT SERVICES
   ----------------------------

   The Operating Partnership has contracted with affiliates to provide property management services pursuant to agreements that provide for a fee of up to 6% of property revenue. Kestrel provided Property Management Services during the three and six months ended June 30, 2003 and 2002.

   The following table summarizes the amounts paid to affiliates for expense reimbursements, asset management fee, transition management fee and property management fees for the three and six month periods ended June 30, 2003 and 2002.


                           THREE MONTHS ENDED JUNE 30, 2003       THREE MONTHS ENDED JUNE 30, 2002

                                Shelbourne                          Shelbourne
                                Management         Kestrel          Management        Kestrel
                                ----------         -------          ----------        -------
Asset Management Fee            $        -         $50,000          $        -        $     -
Property Management Fee         $        -         $24,495          $        -        $76,856
Transition Management Fee       $        -         $     -          $   83,300        $     -


                           SIX MONTHS ENDED JUNE 30, 2003           SIX MONTHS ENDED JUNE 30, 2002

                                Shelbourne                          Shelbourne
                                Management         Kestrel          Management         Kestrel
                                ----------         -------          ----------         -------
Expense Reimbursement (1)       $        -        $      -          $   18,750        $      -
Asset Management Fee            $        -        $100,000          $  135,805        $      -
Transition Management Fee       $        -        $      -          $  124,950        $      -
Property Management Fee         $        -        $120,467          $        -        $173,919


   (1) The asset management fees were modified in connection with the Transaction to eliminate expense reimbursement.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
   -----------------------------------------------------------------------

   ALLOCATION OF DIVIDENDS BY THE CORPORATION
   ------------------------------------------

   Dividends payable to HX Investors, L.P. ("HX Investors"), an affiliate of the current Chief Executive Officer of the Corporation, for the six months ended June 30, 2003 and 2002 on account of shares of common stock owned by HX Investors were $20,556,925 and $0, respectively. No dividends were paid during the six months ended June 30, 2002.

   In addition, stockholders' Priority Return (defined in note 8 below) as of the most recent dividend date, July 9, 2003, was $0.94 per share, which was satisfied on July 9, 2003. Consequently, the Class B Unitholder, which is entitled to receive distributions only after the satisfaction of the Priority Return, received a distribution payment of $278,223 on July 9, 2003.

   In addition, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the six months ended June 30, 2003 were $20,430.

   THE TRANSACTION
   ---------------

   On February 14, 2002, the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. consummated a transaction (the "Transaction") whereby the Corporation purchased the 423,903 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $14,303,060 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $812,674 and a note in the amount of $17,639,459. This note was satisfied in April 2002 from the proceeds of the Credit Facility (see note
   6). The liquidation preference was eliminated on January 15, 2003 in connection with the Accotel Transaction (see note 10).

4. REAL ESTATE
   -----------

   The following table is a summary of the Corporation's real estate as of:


                                            JUNE 30,            DECEMBER 31,
                                              2003                  2002
                                       LIQUIDATION BASIS      LIQUIDATION BASIS
                                       -----------------      -----------------
        Real Estate Held for Sale       $     9,460,610        $    30,341,402
                                       =================      =================

   On January 21, 2003, the Corporation sold Southport Shopping Center located in Ft. Lauderdale, Florida for a gross sales price of $23,430,000. The Corporation received proceeds of $23,178,855 after closing costs. Under the terms of the Credit Facility, which was in place at the time of the sale, all of the net proceeds from the sale were paid to reduce the amount due under the Credit Facility. The Corporation recognized the deferred gain and realized an accounting gain of $9,285,661.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. INVESTMENT IN JOINT VENTURES
   ----------------------------

   On October 30, 2002, the Corporation adopted the liquidation basis of accounting. Subsequent to the adoption of the liquidation basis of accounting, the investments in joint ventures were adjusted to their net realizable value based on current contracts, estimates as determined by independent appraisals or other indications of sales value, with the unrealized gain deferred until an actual sale occurs.

   At January 1, 2003 the Corporation was invested in three joint ventures, (568 Broadway, Century Park, and Seattle Landmark). As of June 30, 2003 the Corporation was invested in one joint venture (Seattle Landmark). The joint ventures are accounted for utilizing the equity method of accounting.

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

   On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Company held a 50% interest, sold its only property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After the required paydown, closing adjustments and other closing costs, net proceeds were $9,403,450 of which the Operating Partnership was allocated $4,701,725. The joint venture recognized an accounting gain of $20,394,138 of which $10,132,559 was attributable to the Corporation and is reported as equity income from joint ventures.

6. CREDIT FACILITY
   ---------------

   On May 1, 2002, the Operating Partnership and certain of its subsidiaries, as well as the operating partnership of Shelbourne Properties II, Inc. and the operating partnership of Shelbourne Properties III, Inc., and certain of their subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility was subsequently satisfied on February 20, 2003. (See note 7).

7. FLEET LOAN
   ----------

   On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% (4.03125% at June 30, 2003) or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. FLEET LOAN (CONTINUED)
   ----------------------

   As of June 30, 2003, the Loan was secured by mortgages on the Company's Towson, Maryland property, the property held by Seattle Landmark Joint Venture, as well as certain other properties owned indirectly by Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property were used to satisfy the Credit Facility that had a balance due of $37,417,249 as of February 20, 2003.

   At June 30, 2003, the outstanding balance due on the Loan was $31,455,543, of which $7,495,084 was allocable to the Company and the interest rate at June 30, 2003 on the Loan was 4.03125%.

   Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne Operating Partnerships have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

8. CLASS B PARTNERSHIP INTERESTS
   -----------------------------

   Under the Plan of Liquidation which has been approved by the Corporation's Board of Directors and stockholders, the Class B Unitholder is entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $59.00 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum until the priority return is paid in full (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors L.P. ("HX Investors") which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. The Priority Return as of the most recent dividend date, July 9, 2003, was $0.94 per share, which was satisfied on July 9, 2003. Consequently, HX Investors as the Class B Unitholder is entitled to receive distributions on account of its Class B Units which replaced the Incentive Fee. The distribution paid on July 9, 2003 to the Class B Unitholder was $278,223.

9. CLASS A 5% PREFERRED PARTNERSHIP INTERESTS
   ------------------------------------------

   In connection with the Transaction, the Operating Partnership issued to Shelbourne Management 812.674 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitled the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($812,674). In addition, upon the liquidation of the Operating Partnership, each Class A Unit was entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the Operating Partnership or shares in the Corporation and the holders of the Class A Units do not have voting rights except in limited circumstances. Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction, Shelbourne Management had the right to cause the Operating Partnership to reacquire the Class A Units upon the occurrence of certain events including,

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.  CLASS A 5% PREFERRED PARTNERSHIP INTERESTS (CONTINUED)
    ------------------------------------------------------

    without limitation, if the aggregate assets of the Companies is below approximately $75 million or if the outstanding debt under which the Companies are obligated is less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which was equal to approximately $5,286,000 at December 31, 2002 and declined each February 13, May 13, August 13 and November 13 until it reached zero on May 13, 2007.

    The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units can cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of any of the following while any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties (see below) without the consent of the Class A Unitholder.

    In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A Units.

10. ACCOTEL TRANSACTION
    -------------------

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

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10. ACCOR S.A. PROPERTIES TRANSACTION (CONTINUED)
    ---------------------------------------------

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

11. SUBSEQUENT EVENTS
    -----------------

    On July 9, 2003, the Corporation paid a dividend in the amount of $2.82 per share. The Priority Return as of the most recent dividend date, July 9, 2003, was $0.94 per share. The Priority Return was satisfied on July 9, 2003. Consequently, HX Investors, as the Class B Unitholder, is entitled to receive distribution on account of its Class B Units which replaced the Incentive Fee. The distribution paid on July 9, 2003 to the Class B Unitholder was $278,223.

    On August 1, 2003 the Corporation entered into a contract to sell its property located in Towson, Maryland. The sale, which is subject to purchaser's satisfactory completion of its due diligence process, is expected to close, if at all, in the fourth quarter of 2003.

    On August 1, 2003 the Corporation's Board of Directors declared a dividend of $3.00 per share. The dividend will be paid on August 21, 2003 to the shareholders of record at the close of business on August 11, 2003. The dividend is being paid from the Corporation's cash reserves.

    The Priority Return was satisfied on July 9, 2003 and consequently the Class B Unitholder, HX Investors, L.P., is entitled to receive a distribution of $444,328 on the date the distribution is paid.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


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

        ORGANIZATION
        ------------

        Shelbourne Properties I, Inc., a Delaware corporation (the "Corporation"), was formed on April 18, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties I L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 18, 2001, the Operating Partnership became the successor by merger to Integrated Resources High Equity Partners, Series 85, a California Limited Partnership, (the "Predecessor Partnership").

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

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


        THE TRANSACTION
        ---------------

        On February 14, 2002, the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. consummated a transaction (the "Transaction") whereby the Corporation purchased the 423,903 shares of the Corporation's common stock held by subsidiaries of Presidio Capital Investment Company, LLC ("PCIC") and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $14,303,060 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $812,674 and a note in the amount of $17,639,459.

        THE ACCOTEL TRANSACTION
        -----------------------

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

        The Accor S.A. properties were acquired for the benefit of the holder of the Class A Units as they provide sufficient debt to be guaranteed by the holder of the Class A Units. Except as indicated below, the Class A Unitholder will ultimately be the sole owner of the joint venture. In connection with the Accotel Transaction, the terms of the Class A Units were amended to (i) eliminate the liquidation preferences (as the cost of the interest in the Accor S.A. properties which was borne by the Shelbourne OPs satisfied the liquidation preference) and (ii) eliminate the Debt and Asset Covenant. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the Shelbourne OPs to purchase their respective Class A Units at the premium described above. These circumstances include the occurrence of any of the following while any of the Class A Units are outstanding: (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties without the consent of the Class A Unitholder.

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

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


        THE PLAN OF LIQUIDATION - PROPERTY SALES
        ----------------------------------------

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

        Century Park. On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Corporation held a 50% interest, sold its only property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After such payment was made, closing adjustments and closing costs, net proceeds were $9,303,450 of which the Operating Partnership was allocated $4,651,725. The joint venture recognized an accounting gain of $20,394,138 of which $10,132,559 was allocated to the Corporation.

        RECENT DEVELOPMENTS
        -------------------

        On July 9, 2003, the Corporation paid a dividend in the amount of $2.82 per share. Under the Plan of Liquidation, the Class B Unitholders are entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal, after the payment of a priority return of approximately $59.00 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum (the "Priority Return"). The Priority Return as of the most recent dividend date, July 9, 2003, was $0.94. The Priority Return was satisfied on July 9, 2003. Consequently, HX Investors L.P., the Class B Unitholder was paid a distribution of $278,223.

        On August 1, 2003 the Corporation entered into a contract to sell its property located in Towson, Maryland. The sale, which is subject to purchaser's satisfactory completion of its due diligence process, is expected to close, if at all, in the fourth quarter of 2003.

        On August 1, 2003 the Corporation's Board of Directors declared a dividend of $3.00 per share. The dividend will be paid on August 21, 2003 to the shareholders of record at the close of business on August 11, 2003. The dividend is being paid from the Corporation's cash reserves. The Priority Return was satisfied on July 9, 2003 and consequently the Class B Unitholder, HX Investors, L.P., is entitled to receive a distribution of $444,328 on the date the distribution is paid.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition, on February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Companies") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


        LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
        -------------------------------------------

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

        At June 30, 2003, the outstanding balance due on the Loan was $31,455,543, of which $7,495,084 was allocable to the Company and the interest rate on the Loan was 4.03125%.

        The Loan is secured by mortgages on the Company's Towson, Maryland property, the property held by Seattle Landmark I Joint Venture, as well as certain other properties owned indirectly by Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 of which the Corporation was responsible for $850,459.

        Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne Operating Partnerships have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

        The Company had $7,007,097 in cash and cash equivalents at June 30, 2003 of which $1,368,393 was classified as restricted cash. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $6,457,036 during the six months ended June 30, 2003. As discussed further below, the increase resulted from $47,232,493 of net cash provided by operating activities and $22,162,536 of net cash provided by investing activities which was partially offset by $62,937,993 of net cash used in financing activities.

        In addition to the cash and cash equivalents reported at June 30, 2003, the Corporation's joint ventures held cash at June 30, 2003 of which the Corporation's allocable share was $618,559.

        Currently, the Corporation's primary sources of funds are rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the six months ended June 30, 2003 amounted to $1,474,185 as compared to $2,347,772 for the six months ended June 30, 2002. The decrease is due to the sale of Southport Shopping Center on January 21, 2003. Distributions in excess of earnings from joint ventures investments increased by $5,125,300 to $10,664,920 for the six months ended June 30, 2003 from $5,539,620 for the six months ended June 30, 2002. The primary reason for this increase was the sale of properties owned by 568 Broadway and Century Park I joint venture.

        Cash provided by investing activities was the result of the sale of Southport Shopping Center which generated proceeds of $23,178,855 that were slightly offset by the investment in the Accotel transaction of $867,806 and improvements to real estate at Loch Raven Plaza and Southport Shopping Center prior to the sale, of $140,610 and $7,903, respectively.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


        RESULTS OF OPERATIONS
        ---------------------

        Cash used in financing activities consisted of dividends paid to common stockholders ($46,580,373), distributions made to the Class A Unitholders ($20,430), principal payments on the Fleet Loan ($10,000,000), paydown of Credit Facility from sales proceeds ($22,981,815) and satisfaction of the Credit Facility ($850,459) partially offset by proceeds from the Fleet Loan ($17,495,084).

        SIX MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002
        ------------------------------------------------

        Net income

        The Corporation's net income available to common shareholders increased by $65,691,405 to $46,581,302 for the six months ended June 30, 2003 from a net loss of $19,110,103 for the six months ended June 30, 2002. The increase in net income was due to an increase in equity income from joint ventures, gains on the sale of real estate as well as a decrease in costs and expenses. The Corporation's income before equity income from joint ventures, gain on sale of real estate, interest and other income was $332,884 for the six months ended June 30, 2003 as compared to a net loss of ($20,592,686) for the six months ended June 30, 2002.

        Rental Revenues

        Rental revenues decreased by $1,067,097, or approximately 43%, to $1,410,582 for the six months ended June 30, 2003 from $2,477,679 for the six months ended June 30, 2002 due to the January 2003 sale of Southport Shopping Center. Because of the sale, base rental revenue, excluding percentage rent, declined by $1,057,868 for the six months ended June 30, 2003 to $177,927 from $1,235,795 for the six months ended June 30, 2002. Percentage rent decreased by $21,545 for the six months ended June 30, 2003 as compared to the same period in 2002 as a result of reduced percentage rent payments by Eckerd Drugs and Publix Supermarkets at Southport Shopping Center. These decreases were partially offset by an increase in rental revenue at Loch Raven Plaza for the six months ended June 30, 2003 to $632,776 from $620,695 for the six months ended June 30, 2002.

        Costs and Expenses

        Costs and expenses for the six months ended June 30, 2003 were $1,077,738, representing a decrease of $21,849,569 from the same period in 2002. The decrease is due principally to non-recurring expenses incurred in 2002 of $18,452,133 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. Excluding expenses associated with the purchase of the Advisory Agreement, expenses for the six months ended June 30, 2002 were $4,618,232. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreements, expenses decreased by $3,540,494 for the six months ended June 30, 2003 compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year. The sale of Southport Shopping Center in January 2003 also contributed to the decrease in costs and expenses.

        Operating expenses decreased by $446,640 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, primarily due to the sale of Southport Shopping Center on January 21, 2003. The decrease was partially offset by an increase in operating expenses of $58,285 at Loch Raven Plaza. This increase resulted from parking lot maintenance due to above average snowfall.

        Pursuant to the Plan of Liquidation which was adopted on October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore, the Corporation incurred no depreciation and amortization for the six months ended June 30, 2003 as compared to $429,613 for the same period in 2002. Partnership asset management and transition management fees decreased to $100,000 for the six months ended June 30, 2003 from $260,755 for the same period in 2002. In 2002, prior to the Transaction, the fees were based on 1.25% of gross asset value of the Corporation, which amounted to $135,805 during 2002, and effective February 14, 2002, after the Transaction, there was a fixed asset management fee of $27,778 per month which amounted to $124,950 for the period beginning February 15, 2002 through June 30, 2002. The total asset management fee and transition management fees paid for the six months ended June 30, 2002 were $260,755.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

        Administrative costs decreased to $564,165 for the six months ended June 30, 2003 from $3,041,288 for the same period in 2002. This reduction is due to the costs not incurred in 2003 that were incurred in 2002 in connection with the Transaction and legal, professional and consulting fees also incurred in 2002. Property Management fees decreased to $44,923 from $71,286 for the six month periods ending June 30, 2003 and 2002, respectively. The decrease is due to the sale of Southport Shopping Center in January 2003.

        Gain on Sale of Real Estate

        The gain on sale of $9,285,661 for the six months ended June 30, 2003 was due to the sale of Southport Shopping Center.

        Non-Operating Income and Expenses

        Income from investments in joint ventures increased by $35,381,435 to $37,189,615 for the six months ended June 30, 2003 as compared to $1,808,180 for the six months ended June 30, 2002 due to the sale of properties owned by 568 Broadway Joint Venture and Century Park I Joint Venture, in which the Corporation indirectly held a 38.925% and 50% interest, respectively. 568 Broadway Joint Venture sold its property on February 28, 2003, and the joint venture recognized a gain on sale of $67,746,480 of which $26,478,493 was allocated to the Corporation. Century Park was sold on April 29, 2003 and the joint venture recognized a gain on sale of $20,394,138 of which $10,132,559 was allocated to the Corporation.

        Excluding the gain on sales, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 of $1,189,041 due to the sale of the property on February 28, 2003.

        Excluding the gain on sale, the Corporation experienced a decrease in equity income from Century Park I Joint Venture for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 of $12,503 due to the sale of the property on April 29, 2003.

        The Corporation's remaining joint venture investment, Seattle Landmark Joint Venture, experienced a decrease in equity income of $28,072 for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease is primarily due to an increase in repairs and maintenance which was partially offset by the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

        During the first six months of 2003, interest expense was $241,755, which consisted of $52,314 paid in connection with the Credit Facility and $189,441 incurred in connection with the Fleet Loan, as compared to $342,002 for the first six months of 2002. The interest incurred during 2002 was comprised of $172,733 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreements and interest of $169,269 incurred in connection with the Credit Facility.

        Interest income decreased slightly to $26,174 during the six months ended June 30, 2003 from $27,805 during the six months ended June 30, 2002 due to lower cash balances invested with lower yields.

        Other income increased to $9,193 for the six months ended June 30, 2003 from $3,951 for the six months ended June 30, 2002 due to the refund of utility charges due to the sale of Southport Shopping Center. These refunds are due to final readings being less than the estimated bills that were previously paid.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        THREE MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002
        --------------------------------------------------

        Net income

        The Corporation's net income available to common shareholders increased by $11,553,074 to a net income of $10,000,085 for the three months ended June 30, 2003 from a net loss of $1,552,989 for the three months ended June 30, 2002. The increase was due to a decrease in expenses, a decrease in interest expense and an increase in equity income from joint ventures all of which were partially offset by a decrease in rental revenue. The Corporation's loss before equity income from joint ventures, gain on sale of real estate, interest and other income was ($148,715) for the three months ended June 30, 2003 as compared to a loss of ($2,206,195) for the three months ended June 30, 2002.

        Rental Revenue

        Rental revenues decreased $533,450, or approximately 61%, to $336,682 for the three months ended June 30, 2003 from $870,132 for the three months ended June 30, 2002 due to the January 2003 sale of Southport Shopping Center. The decrease was partially offset by Loch Raven Plaza's rental revenue increasing for the three months ended June 30, 2003 by $6,292 to $314,979 from $308,687 for the three months ended June 30, 2002.

        Costs and Expenses

        Costs and expenses for the three months ended June 30, 2003 amounted to $485,397, representing a decrease of $2,590,930 from the same period in 2002. The decrease is primarily due to reduced administrative expenses as a result of legal, professional and consulting fees incurred during the three months ended June 30, 2002, not incurred during the three months ended June 30, 2003. The cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year also contributed to the reduction of costs and expenses as well as the sale of Southport Shopping Center in January 2003.

        Operating expenses decreased by $315,223 for the three months ended June 30, 2003 as compared to June 30, 2002, primarily due to the sale of Southport Shopping Center on January 21, 2003.

        Pursuant to the Plan of Liquidation which was adopted on October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore, the Corporation incurred no depreciation and amortization for the three months ended June 30, 2003 as compared to $239,606 for the same period in 2002. Partnership asset management fees decreased to $50,000 for the three months ended June 30, 2003 from $83,300 for the same period in 2002. In 2002, after the Transaction, there was a fixed asset management fee of $27,778 per month which amounted to $83,300 during the second quarter of 2002. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

        Administrative costs decreased to $305,597 for the three months ended June 30, 2003 from $2,292,623 for the same period in 2002. This reduction is due to the legal, professional and consulting costs not incurred in 2003 that were incurred in 2002. Property Management fees decreased to $9,598 from $25,373 for the periods ending June 30, 2003 and 2002, respectively. The decrease is due to the sale of Southport Shopping Center in January 2003.

        Non-Operating Income and Expenses

        Income from investments in joint ventures increased by $9,370,052 to $10,258,360 for the three months ended June 30, 2003 as compared to $888,308 for the three months ended June 30, 2002. This is primarily due to the sale of the property owned by Century Park I Joint Venture on April 29, 2003, in which the Corporation indirectly held a 50% interest. The joint venture recognized a gain on sale of $20,394,138 of which $10,132,559 was allocated to the Corporation.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        Excluding the gain on sale, the Corporation experienced a $129,281 decrease in equity income from Century Park I Joint Venture for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to the sale of the property on April 29, 2003.

        The Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 of $128,538 due to the sale of the property on February 28, 2003.

        The Corporation's remaining joint venture investment, Seattle Landmark Joint Venture, experienced an increase in equity income of $74,327 for the three months ended June 30, 2003 as compared to the same period in 2002. This increase is due to the cessation of depreciation and amortization expenses in accordance with liquidation accounting.


        During the second quarter of 2003, interest expense was $109,934. This interest was incurred in connection with the Fleet Loan. The interest expense for the second quarter 2002 was $239,727. The interest in 2002 was comprised of $70,458 incurred on the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreements and $169,269 incurred in connection with the Credit Facility.

        Interest income decreased slightly to $10,109 during the three months ended June 30, 2003 from $12,938 during the three months ended June 30, 2002 due to lower cash balances invested and lower yields.

        Other income decreased to $537 for the three months ended June 30, 2003 from $1,959 for the three months ended June 30, 2002. This is a result of the sale of Southport Shopping Center in January 2003.

        Inflation

        Inflation is not expected to have a material impact on the operations or financial position of the Corporation.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's long-term debt bears interest at a floating rate, and therefore the Corporation is exposed to the risk of interest rate changes. At June 30, 2003, borrowings under the Corporation's secured loan totaled $7,495,084 and initially bore an interest rate of LIBOR plus 2.75%. Based on the balance outstanding on the Corporation's credit facility at August 12, 2003 and the interest rate at that date, a 10% increase in LIBOR would increase the Corporation's interest expense in 2003 by approximately $9,603. Conversely, a 10% decrease in LIBOR would decrease the Corporation's interest expense in 2003 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not utilize derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

        The Corporation's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, the Corporation held its annual meeting of the Stockholders at which time (i) Mr. Arthur Blasberg, Jr., and Mr. Steven Zalkind were elected to as Class II Directors of the Corporation, and (ii) Deloitte & Touche LLP was ratified as the Company's independent auditors. The following table indicates the votes "for" and "against" on these matters, and abstentions.

Action                                         Votes For       Votes Against       Abstentions
------                                         ---------       -------------       -----------
Election of Directors
     Arthur Blasberg, Jr.                       625,109            4,028               ---
     Steven Zalkind                             625,158            3,969               ---

Ratification of Deloitte & Touche, LLP          621,333            1,405              6,399


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended June 30, 2003:

(i)     Sale of San Diego, California property

Item reported: 2

Dated filed: April 30, 2003

(ii)    Issuance of Dividend.

Item reported: 5

Dated filed: June 20, 2003

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Shelbourne Properties I, Inc.
                                       (Registrant)


Dated: August 11, 2003                 By:    /S/ Michael L. Ashner
                                              ----------------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


EXHIBIT INDEX

Exhibit
Number                              Description                                                         Page
------                              -----------                                                         ----
2.1      Stock Purchase Agreement among HX Investors,
         Exeter Capital Corporation and the Company                                                      (4)
2.2      Amendment No. 1 to Stock Purchase Agreement                                                     (6)
2.3      Plan of Liquidation                                                                             (7)
3.1      Amended and Restated  Certificate of  Incorporation of the Company                              (1)
3.2      Amended and Restated Bylaws of the Corporation                                                  (1)
4.1      Limited Partnership of the operating partnership                                                (1)
4.2      Stockholder Rights Agreement                                                                    (1)
4.3      Amendment to Stockholder Rights Agreement                                                       (2)
4.4      Restated Partnership Unit Designation for 5% Class A Preferred                                  (9)
         Partnership Units (incorporated by reference to Exhibit E-1 of Exhibit 10.4)
4.5      Stockholder Agreement, among the Companies and                                                  (3)
4.6      HX Investors, LP and Exeter Capital Corporation,
         dated as of April 30, 2002
4.6      Amendment No. 2 to Stockholder Rights Agreement                                                 (5)
4.7      Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership      (8)
10.1     Settlement Agreement and Mutual Release between
         HX Investors, the Companies and Shelbourne Management                                           (4)
10.2     Amendment No. 1 to Settlement Agreement                                                         (6)
10.3     Purchase Agreement, dated as of January 15, 2003,                                               (9)
         between the Shelbourne JV LLC and Realty Holdings of America, LLC
10.4     Agreement, dated as of January 15, 2003, among                                                  (9)
         Presidio Capital Investment Company, LLC (and certain of its subsidiaries),
         Shelbourne Management, NorthStar Capital Investment Corp., each of the
         Shelbourne REITs and its operating partnership and HX Investors, L.P.
10.5     Loan Agreement,  dated as of February 19, 2003,  among Shelbourne Properties I L.P.,            (10)
         Shelbourne Properties II L.P., Shelbourne Properties III L.P.,
         Shelbourne Richmond Company LLC, Shelbourne Matthews Company LLC,
         Shelbourne Las Vegas Company LLC, Century Park I Joint Venture, Seattle
         Landmark Joint Venture, Tri-Columbus Associates and Fleet National Bank
         and the other lending institutions which may become party thereto and
         Fleet National Bank, as agent
10.6     Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties III, Inc. and       (10)
         Shelbourne Properties III L.P.
10.7     Form of Indemnity, Contribution and Subrogation Agreement, dated as of February 19,             (10)
         2003, among the REITs and the operating partnerships

10.8     Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and                   (10)
         Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank
10.9     Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties I L.P.,         (10)
         Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank,
         as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto
31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                         31
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                         33

------------------
(1) incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
(2) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
(3) incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

                          SHELBOURNE PROPERTIES I, INC.
                            FORM 10Q - JUNE 30, 2003


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