Form 10-Q
period 2003-09-30
SHELBOURNE PROPERTIES I INC
filed 2003-11-14
CIK 1106036

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 (617) 570-4600
                               ------------------
              (Registrant's telephone number, including area code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X                No
                       --------                --------

Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act).  Yes             No     X
                                      -------         ------

As of November 12, 2003, there were 839,286 shares of common stock outstanding.

================================================================================

                         SHELBOURNE PROPERTIES I, INC.
                         FORM 10Q-SEPTEMBER 30, 2003


INDEX


                                                                                                   Page
   Part I.    Financial Information

   Item 1.    Consolidated Financial Statements:

              Consolidated Statements of Net Assets (Liquidation Basis) as of
              September 30, 2003 and December 31, 2002...........................................     3

              Consolidated Statements of Operations and Changes in Net Assets
              for the Three and Nine months Ended September 30, 2003 (Liquidation Basis) and
              Consolidated Statements Operations for the Three and Nine months Ended
              September 30, 2002 (Going Concern Basis)...........................................     4

              Consolidated Statements of Cash Flows for the
              Nine months Ended September 30, 2003 (Liquidation Basis) and
              the Nine months Ended September 30, 2002 (Going Concern Basis).....................     5

              Notes to Consolidated Financial Statements..........................................    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................   18

   Item 3.    Quantitative and Qualitative Disclosure about Market Risk...........................   26

   Item 4.    Controls and Procedures.............................................................   26



   Part II.   Other Information:

   Item 4.    Submission of Matters to a Vote of Security Holders.................................   27

   Item 6.    Exhibits and Reports on Form 8-K....................................................   27

   Signatures.....................................................................................   28

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


            CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)


                                                                             September 30, 2003    December 31, 2002
                                                                             ------------------    -----------------
                                                                                 (Unaudited)
   ASSETS

   Real estate held for sale                                                  $    9,270,625        $   30,341,402
   Investments in joint ventures                                                  10,345,652            57,791,273
   Cash and cash equivalents, of which $1,326,101 is
     restricted cash at September 30, 2003                                         1,506,871               550,061
   Other assets                                                                      531,539               359,699
   Receivables, net                                                                   41,336               166,723
                                                                              ---------------       ---------------
   Total Assets                                                                   21,696,023            89,209,158
                                                                              ---------------       ---------------
   LIABILITIES
   Accounts payable and accrued expenses                                             905,221               386,903
   Credit Facility                                                                         -            23,832,274
   Fleet Loan                                                                      7,495,084                     -
   Reserve for estimated costs during the period of liquidation                      895,767             1,300,000
   Deferral of gains and incentive fee on real estate assets and joint
   ventures                                                                        7,588,403            52,537,883
   COMMITMENTS AND CONTIGENCIES (Notes 8, 10)
   CLASS B Partnership Interests                                                          --                     -
   CLASS A 5% Preferred Partnership Interests, at liquidation value                       --               812,674
                                                                              ---------------       ---------------
   Total Liabilities                                                              16,884,475            78,869,734
                                                                              ---------------       ---------------
   NET ASSETS IN LIQUIDATION                                                  $    4,811,548        $   10,339,424
                                                                              ===============       ===============







                See notes to consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


              CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN
        NET ASSETS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
          (LIQUIDATION BASIS) AND CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                            For the Three Months Ended         For the Nine months Ended
                                                                  September 30,                      September 30,
                                                           -----------------------------     -----------------------------
                                                               2003             2002             2003            2002
                                                           ------------     ------------     ------------    -------------
Rental revenues                                            $    328,098     $    914,766     $  1,738,680     $  3,392,446
                                                           ------------     ------------     ------------     ------------
Costs and expenses
       Operating expenses                                        92,090          387,474          460,740        1,201,084
       Depreciation and amortization                               --            263,082             --            697,004
       Asset management fee                                      50,000             --            150,000          135,805
       Transition management fees                                  --             83,300             --            208,250
       Purchase of advisory agreements                             --               --               --         18,452,133
       Administrative expenses                                  228,697          688,257          792,862        3,731,224
       Property management fee                                    9,024           27,412           53,947           98,699
                                                           ------------     ------------     ------------     ------------
                                                                379,811        1,449,525        1,457,549       24,524,199
                                                           ------------     ------------     ------------     ------------
Income (loss) before equity income from joint ventures,
gain on sale of real estate, interest and other income          (51,713)        (534,759)         281,131      (21,131,753)
       Equity income from joint ventures                        209,309        1,050,495       37,398,925        2,858,674
       Gain on sale of real estate                                 --               --          9,285,661             --
       Interest expense                                         (75,816)        (254,333)        (317,571)        (596,335)
       Interest income                                            6,994           11,953           33,168           39,760
       Other income                                                --              1,927            9,193            5,878
                                                           ------------     ------------     ------------     ------------
Net income (loss)                                                88,774          275,283       46,690,507      (18,823,776)
Preferred dividends                                             (10,384)         (10,384)         (30,814)         (25,735)
Class B Unitholder distributions                               (444,328)            --           (722,551)            --
                                                           ------------     ------------     ------------     ------------
Net income (loss) available for common shareholders        $   (365,938)    $    264,899       45,937,142     $(18,849,511)
                                                           ============     ============     ============     ============
Net assets at January 1, 2003                                                                  10,339,424
Liquidating dividends - common                                                                (51,465,018)
                                                                                             ------------
Net assets in liquidation at September 30, 2003                                              $  4,811,548
                                                                                             ============
Earnings (loss) per share - basic and diluted              $      (0.44)    $       0.32     $      54.73     $     (20.73)
                                                           ============     ============     ============     ============
Weighted average common shares                                  839,286          839,286          839,286          909,160
                                                           ============     ============     ============     ============


                See notes to consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (LIQUIDATION BASIS) AND
                    SEPTEMBER 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                              For the Nine months Ended
                                                                                    September 30,
                                                                           --------------------------------
                                                                                2003               2002
                                                                           -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $ 46,690,507        $(18,823,776)
      Adjustments to reconcile net income to net cash
        provided by operating activities:
             Depreciation and amortization                                         --               697,004
             Straight-line adjustment for stepped lease rentals                    --                18,984
             Change in bad debt reserve                                          25,665              76,882
             Purchase of advisory agreement                                        --            18,452,133
             Distributions in excess of earnings from joint ventures         10,308,348           4,489,125
             Gain on sale of real estate                                     (9,285,661)               --
      Change in assets and liabilities:
             Receivables                                                        151,052            (107,205)
             Other assets                                                      (171,840)         (1,179,056)
             Accounts payable and accrued expenses                             (317,752)            326,921
             Accrued interest                                                    23,396                --
                                                                           ------------        ------------
      Net cash provided by operating activities                              47,423,715           3,951,012
                                                                           ------------        ------------
CASH FLOW FROM INVESTING ACTIVITIES:
             Improvements to real estate                                       (222,381)            (85,144)
             Investment in Accotel                                             (867,806)               --
             Proceeds from sale of real estate                               23,178,855                --
                                                                           ------------        ------------
      Net cash provided by (used in) investing activities                    22,088,668             (85,144)
                                                                           ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Purchase of treasury stock                                            --           (14,303,060)
             Proceeds from Fleet Loan                                        17,495,084                --
             Paydown of Fleet Loan                                          (10,000,000)               --
             Proceeds from Credit Facility                                         --            23,832,274
             Paydown of Credit Facility from sales proceeds                 (22,981,815)               --
             Payoff of Credit Facility                                         (850,459)               --
             Payoff note payable from Transaction                                  --           (17,639,459)
             Class B Unitholder distributions                                  (722,551)               --
             Dividends paid                                                 (51,465,018)               --
             Distributions paid Class A Unitholder                              (30,814)               --
                                                                           ------------        ------------
      Net cash used in financing activities                                 (68,555,573)         (8,110,245)
                                                                           ------------        ------------
      Increase (decrease) in cash and cash equivalents                          956,810          (4,244,377)
      Cash and cash equivalents, beginning of period                            550,061           6,882,749
                                                                           ------------        ------------
      Cash and cash equivalents, end of period                             $  1,506,871        $  2,638,372
                                                                           ============        ============
      Supplemental disclosure of cash flow information-
      Cash paid for interest                                               $    294,175        $    596,335
                                                                           ============        ============


                See notes to consolidated financial statements.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

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

     Due to the adoption by the shareholders of the Plan of Liquidation on October 29, 2002, the Corporation will be required to transfer any remaining assets on or prior to October 29, 2004 to a liquidating trust in order to avoid adverse tax consequences. In addition, the holder of the Class A Units is presently entitled to require the Operating Partnership to purchase the Class A Unit at a premium if a Class A Trigger Event occurs (as defined in Note 9) at any time prior to October 29, 2004 (which would occur if the assets were transferred to a liquidating trust). The Corporation is presently negotiating with the holder of the Class A Units to shorten this time frame. If the Corporation is successful in its negotiations, it is expected that the Corporation will transfer its remaining assets to a liquidating trust as early as April 2004, thereby eliminating the expenses associated with a public corporation. There can be no assurance that the Corporation will be successful in its negotiations with the Class A Unitholder. Finally, if the Corporation is successful in liquidating all of its assets prior to October 29, 2004 or such earlier date as may be permitted without incurring additional expense, the Corporation will make a final distribution and its affairs will be wound up without utilization of a liquidating trust.

     At such time as the assets of the Company are distributed to a liquidating trust, which could be as early as the second quarter 2004, the interests in such trust will be non-transferrable. Accordingly, investors will not be able to sell their interests in the liquidating trust but will receive distributions from the liquidating trust as the remaining assets are liquidated.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIS OF PRESENTATION (CONTINUED)

     determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of September 30, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

     ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING

     On October 30, 2002 in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Since the sale of the properties located in Ft. Lauderdale, Florida (note 4), New York, New York (note 5) and San Diego, California (note 5), the valuation of investments in joint ventures and real estate held for sale have been adjusted to reflect the remaining estimated costs of carrying out the liquidation as of September 30, 2003. Further adjustments were included in the September 30, 2003 Consolidated Statement of Changes in Net Assets. The valuation is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of September 30, 2003. During the nine months ended September 30, 2003 the deferred gain was increased by $610,649 to reflect revisions to the carrying value of real estate and joint ventures. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

     Adjusting assets to estimated net realizable value resulted in the write-up in the value of certain real estate properties. The anticipated gains net of any distribution payments to the Class B Unitholder associated with the adjustment in value of these real estate properties have been deferred until such time as a sale occurs. During the nine months ended September 30, 2003, the Corporation recognized actual gains of $9,285,661 on the sale of real estate and $36,611,052 included in equity income from joint ventures attributable to real estate sales. As a result of those sales, the Corporation reduced the deferred gains by $45,560,129.

     RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION

     Under liquidation accounting, the Corporation is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining agents and trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period. Such accrued costs do not include costs incurred in connection with ordinary operations.

     The reserve for additional costs associated with liquidation was reduced from $1,300,000 at December 31, 2002 to $895,767 at September 30, 2003 as a
     result of professional costs associated with obtaining the Fleet Loan of $387,565 and tax planning costs of $16,668 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction (see note 10).

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

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

     ACCOUNTS RECEIVABLE

     Accounts receivable are stated net of an allowance for doubtful accounts of $52,106 and $26,441 as of September 30, 2003 and December 31, 2002,
     respectively.

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

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

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

     FINANCIAL INSTRUMENTS

     The carrying values reflected in the consolidated statements of net assets at September 30, 2003 and December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and notes payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates their fair value. In making such assessments, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

     INCOME TAXES

     The Corporation is operating with the intention of qualifying as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those Sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

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

     On June 19, 2003, the Board of Directors declared a dividend of $2.82 per share. The dividend was paid on July 9, 2003 to the shareholders of record at the close of business on June 30, 2003. The stockholders' Priority Return

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DIVIDENDS PER SHARE (CONTINUED)

     (defined in note 8 below) as of July 9, 2003 was $0.94 per share, which was satisfied on that date. Consequently, the Class B Unitholder, which is entitled to receive distributions only after the satisfaction of the Priority Return, was paid a distribution of $278,223 on July 9, 2003. All of the Class B Units are held by HX Investors, L.P. ("HX Investors"), an affiliate of the Corporation's current Chief Executive Officer.

     On August 1, 2003 the Corporation's Board of Directors declared a dividend of $3.00 per share. The dividend was paid on August 21, 2003 to its shareholders of record at the close of business on August 11, 2003. The dividend was paid out of the Corporation's cash reserve.

     The Class B Unitholder, HX Investors, was paid a distribution in the amount of $444,328 on August 21, 2003.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements, effective for fiscal years beginning after May 15, 2002. This statement had no effect on the Corporation's consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Corporation will need to apply its provisions to any existing variable interest in variable interest entities on December 31, 2003. The Corporation does not expect that this will have an impact on the Corporation's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

     instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Corporation does not expect that this statement will have an impact on the Corporation's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not expect that this statement will have an impact on the Corporation's financial statements.

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     During the three and nine months ended September 30, 2003 and 2002, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to the Company by affiliates of the Corporation's current Chief Executive Officer.

     ASSET MANAGEMENT SERVICES

     For the period from January 1, 2002 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided Asset Management Services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for Asset Management Services an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services.

     Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such services for a reduced fee of $333,333 per annum (the "Transition Management Fee"). Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     ASSET MANAGEMENT SERVICES (CONTINUED)

     Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the Asset Management Services for a fee of $200,000 per annum, which will continue until the Corporation is liquidated. Following the liquidation of the Corporation, any amounts payable for asset management fees will be determined by the trustee of the liquidating trust. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

     Asset Management Services were provided to the Corporation during the three months ended September 30, 2003 by Kestrel and during the three months ended September 30, 2002 by PCIC as described above.

     PROPERTY MANAGEMENT SERVICES

     The Operating Partnership has contracted with affiliates to provide Property Management Services pursuant to agreements that provide for a fee of 3% of cash receipts. Kestrel provided Property Management Services during the three and nine months ended September 30, 2003 and 2002. All numbers in the tables below include the Corporation's share of fees paid to Kestrel by properties owned by joint ventures in which it has an interest.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     PROPERTY MANAGEMENT SERVICES (CONTINUED)

The following table summarizes the amounts paid to affiliates for expense reimbursements, Asset Management Fees, Transition Management Fees and Property Management Fees for the three and nine month periods ended September 30, 2003 and 2002.


         THREE MONTHS ENDED SEPTEMBER 30, 2003           THREE MONTHS ENDED SEPTEMBER 30, 2002

                             Shelbourne                     Shelbourne
                             Management        Kestrel      Management          Kestrel
                             ----------        -------      ----------          -------
Asset Management Fee          $   --          $50,000       $   --              $  --
Property Management Fee       $   --          $20,067       $   --              $  --
Transition Management Fee     $   --          $   -         $83,300             $  --


         NINE MONTHS ENDED SEPTEMBER 30, 2003            NINE MONTHS ENDED SEPTEMBER 30, 2002

                             Shelbourne                     Shelbourne
                             Management        Kestrel      Management          Kestrel
                             ----------        -------      ----------          -------
Expense Reimbursement (1)    $   --            $   --        $ 18,750           $   --
Asset Management Fee         $   --            $150,000      $135,805           $   --
Property Management Fee      $   --            $140,534      $  --              $256,508
Transition Management Fee    $   --            $   --        $208,250           $   ---


 (1) The Asset Management Fees were modified in connection with the Transaction to eliminate expense reimbursement.

     ALLOCATION OF DIVIDENDS BY THE CORPORATION

     Dividends payable to HX Investors for the nine months ended September 30, 2003 and 2002 on account of shares of common stock owned by HX Investors were $21,614,380 and $0, respectively. No dividends were paid during the nine months ended September 30, 2002.

     The stockholders' Priority Return (defined in note 8 below) was satisfied on July 9, 2003. Consequently, the Class B Unitholder, HX Investors, which is entitled to receive distributions only after the satisfaction of the Priority Return, has received distribution payments totaling $722,551 since the Priority Return was satisfied.

     In addition, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the nine months ended September 30, 2003 were $30,814 of which $12,941 is payable by Shelbourne Management to HX Investors pursuant to their agreement.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

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

4.   REAL ESTATE

     As of September 30, 2003, the Corporation owned one property that is located in Towson, Maryland.

     On January 21, 2003, the Corporation sold Southport Shopping Center located in Ft. Lauderdale, Florida for a gross sales price of $23,430,000. The Corporation received proceeds of $23,178,855 after closing costs. Under the terms of the Credit Facility, which was in place at the time of the sale, all of the net proceeds from the sale were paid to reduce the amount due under the Credit Facility. The Corporation recognized the previously deferred gain and realized an accounting gain of $9,285,661.

     On August 1, 2003 the Corporation entered into a contract to sell its property located in Towson, Maryland. The sale, which is subject to the purchaser's satisfactory completion of its due diligence process, is expected to close, if at all, in the first quarter of 2004.

5.   INVESTMENTS IN JOINT VENTURES

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

     At December 31, 2002 the Corporation was invested in three joint ventures, (568 Broadway, Century Park, and Seattle Landmark). As of September 30, 2003 the Corporation was invested in two joint ventures (Seattle Landmark and Accotel). The joint ventures are accounted for utilizing the equity method of accounting.

     On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Company held a 38.925% interest, sold its property located at 568 Broadway, New York, New York for a gross sale price of $87,500,000. After assumption of the debt encumbering the property ($10,000,000), closing adjustments and other closing costs, net proceeds were approximately $73,000,000, approximately $28,415,250 of which was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $26,478,493 was attributable to the Corporation and is reported as equity income from joint ventures.

     On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Company held a 50% interest, sold its property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After the required paydown, closing adjustments and other closing costs, net proceeds were $9,403,450 of which the Operating Partnership was allocated $4,701,725. The joint venture recognized an accounting gain of $20,394,138 of which $10,132,559 was attributable to the Corporation and is reported as equity income from joint ventures.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

7.   FLEET LOAN

     On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% (3.875% at September 30, 2003) or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one-year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

     As of September 30, 2003, the Loan was secured by mortgages on the Company's Towson, Maryland property, the property held by Seattle Landmark Joint Venture, as well as certain other properties owned indirectly by Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Shelbourne OPs and the Companies have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property were used to satisfy the Credit Facility that had a balance due of $37,417,249 as of February 20, 2003.

     Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne OPs have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

     At September 30, 2003, the outstanding balance due on the Loan was $31,455,543, of which $7,495,084 was allocable to the Company and the interest rate at September 30, 2003 on the Loan was 3.875%.


8.   CLASS B PARTNERSHIP INTERESTS

     Under the Plan of Liquidation, which has been approved by the Corporation's Board of Directors and stockholders, the Class B Unitholder is entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $59.00 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum until the priority return is paid in full (the "Priority Return"). On August 19, 2002, the Board of

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   CLASS B PARTNERSHIP INTERESTS (CONTINUED)

     Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. The Priority Return as of July 9, 2003 was $0.94 per share and was satisfied on that date. Consequently, HX Investors as the Class B Unitholder is entitled to receive distributions on account of its Class B Units which replaced the Incentive Fee. The distribution paid on July 9, 2003 to the Class B Unitholder was $278,223.

     On August 1, 2003, the Board of Directors declared a dividend to the common shareholders of $3.00 per share. The Class B Unitholder was entitled to a distribution of $444,328. The dividend and distribution was paid on August 21, 2003. The total amount of distributions received by the Class B Unitholder since the Priority Return was satisfied on July 9, 2003 is $722,551.

9.   CLASS A 5% PREFERRED PARTNERSHIP INTERESTS

     In connection with the Transaction, the Operating Partnership issued to Shelbourne Management 812.674 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitle the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($812,674). In addition, prior to the modification described below, upon the liquidation of the Operating Partnership, each Class A Unit was entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the Operating Partnership or shares in the Corporation and the holders of the Class A Units do not have voting rights except in limited circumstances. Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction and prior to the modification described below, Shelbourne Management had the right to cause the Operating Partnership to reacquire the Class A Units upon the occurrence of certain events including, without limitation, if the aggregate assets of the Companies is below approximately $75 million or if the outstanding debt under which the Companies are obligated was less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which was equal to approximately $5,286,000 at December 31, 2002 and declined each February 13, May 13, August 13 and November 13 until it reached zero on May 13, 2007.

     The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units can cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of any of the following if any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties (see below); or (v) the taking of any action with respect to the Accor S.A. properties without the consent of the Class A Unitholder (the "Class A Trigger Events").

     In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A Units. (See note 3)

10.  ACCOTEL TRANSACTION

     On January 15, 2003, a joint venture owned by the Operating Partnership and the operating partnerships of Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties, which are triple net leased to an affiliate of Accor S.A (the "Accor S.A. Properties"). The cash purchase price, which was provided from working capital, was $2,668,272 of which $867,806, $1,079,675 and $720,791 was paid by the Corporation, Shelbourne

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.  ACCOTEL TRANSACTION (CONTINUED)

     Properties II, Inc., and Shelbourne Properties III, Inc., respectively. The Accor S.A. Properties are also subject to existing mortgage indebtedness in the current principal amount of approximately $74,220,000.

     The Companies formed the joint venture and acquired the interest in the new properties in order to facilitate the disposition of the other properties of the Companies and the distribution to stockholders of the sales proceeds in accordance with the Plan of Liquidation. Prior to the acquisition of the Accor S.A. Properties, the holder of the Class A Units had the right to cause the Operating Partnerships to purchase the Class A Units at a substantial premium to their liquidation value (at the time of the acquisition, a premium of approximately $5,286,000 in the case of the Operating Partnership and approximately $16,265,000 for all three operating partnerships) unless the operating partnerships maintained at least approximately $54,200,000 of aggregate indebtedness ($17,600,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($24,300,000 in the case of the Operating Partnership). These requirements significantly impaired the ability of the Corporation to sell its properties and make distributions in accordance with the Plan of Liquidation. In lieu of these requirements, the operating partnerships acquired the Accor S.A. Properties for the benefit of the holder of the Class A Units. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the operating partnerships to purchase the Class A Units at the premium as described above. The terms of the Class A Units were also modified to eliminate the $2,500,000 aggregate liquidation preference to which the holder of the Class A Units was previously entitled ($812,674 in the case of the Operating Partnership).

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

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

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

         Since the adoption of the Plan of Liquidation, the Company has sold its property located in Ft. Lauderdale, Florida and its joint venture properties located in New York, New York and San Diego, California. As a result, the remaining assets of the Company are a shopping center located in Towson, Maryland and a 50% interest in an office building in Seattle, Washington. In addition, the Company holds a 32.52% interest in a joint venture that holds 20 motel properties for the benefit of the Class A Unitholder. See "The Accotel Transaction" below.

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

         Due to the adoption by the shareholders of the Plan of Liquidation on October 29, 2002, the Corporation will be required to transfer any remaining assets on or prior to October 29, 2004 to a liquidating trust in order to avoid adverse tax consequences. In addition, the holder of the Class A Units is presently entitled to require the Operating Partnership to purchase the Class A Unit at a premium if a Class A Trigger Event occurs (as defined below) at any time prior to October 29, 2004 (which would occur if the assets were transferred to a liquidating trust). The

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         ORGANIZATION (CONTINUED)

         Corporation is presently negotiating with the holder of the Class A Units to shorten this time frame. If the Corporation is successful in its negotiations, it is expected that the Corporation will transfer its remaining assets to a liquidating trust as early as April 2004, thereby eliminating the expenses associated with a public corporation. There can be no assurance that the Corporation will be successful in its negotiations with the Class A Unitholder. Finally, if the Corporation is successful in liquidating all of its assets prior to October 29, 2004 or such earlier date as may be permitted without incurring additional expense, the Corporation will make a final distribution and its affairs will be wound up without utilization of a liquidating trust.

         At such time as the assets of the Company are distributed to a liquidating trust, which could be as early as the second quarter 2004, the interests in such trust will be non-transferrable. Accordingly, investors will not be able to sell their interests in the liquidating trust but will receive distributions from the liquidating trust as the remaining assets are liquidated.

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

         Accordingly, in a transaction (the "Accotel Transaction") designed to facilitate the liquidation of the Corporation and provide dividends to stockholders, on January 15, 2003, a joint venture owned by the Shelbourne OPs acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties, which are triple net leased to an affiliate of Accor S.A. (the "Accor S.A. Properties"). The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by the Operating Partnership, Shelbourne Properties II L.P. and Shelbourne Properties III L.P., respectively. The Accor S.A. Properties were also subject to existing mortgage indebtedness in the principal amount of approximately $74,220,000.

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

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

         THE ACCOTEL TRANSACTION(CONTINUED)

         limited circumstances which the Companies do not anticipate will occur, to cause the Shelbourne OPs to purchase their respective Class A Units at the premium described above. These circumstances include the occurrence of any of the following so long as any of the Class A Units are outstanding: (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. Properties; or (v) the taking of any action with respect to the Accor S.A. Properties without the consent of the Class A Unitholder (the "Class A Trigger Events").

         The holder of the Class A Units has the right, which right must be exercised by no later than July 28, 2004, to require that the Shelbourne OPs acquire other properties for the Class A Unitholder's benefit at an aggregate cash cost to the Shelbourne OPs of not more than $2,500,000 (approximately $812,000 of which would be paid by the Operating Partnership). In that event, the Accor S.A. properties would not be held for the benefit of the holder of the Class A Units and the Companies would seek to dispose of these properties as part of the liquidation of the Companies. Accordingly, if the Class A Unitholder were to exercise this option, there is a risk that the Companies' interest in the Accor S.A. Properties could not be sold for their original purchase price.

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

         THE PLAN OF LIQUIDATION - PROPERTY SALES

         On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly the Corporation began selling its properties. Since the adoption of the Plan of Liquidation, the Company has sold the following properties.

         Southport Shopping Center. On January 31, 2003, the Corporation completed the sale of Southport Shopping Center, in Ft. Lauderdale, Florida for a gross sales price of $23,430,000. Pursuant to the terms of the Credit Facility, which was in place at the time of the sale, all of the net proceeds after closing adjustments from the sale of $22,981,815 were required to be paid to the Lender to reduce the outstanding balance on the Credit Facility. The Corporation recognized an accounting gain of $9,285,661.

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

         Century Park I. On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Corporation held indirectly a 50% interest, sold its property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After such payment was made, closing adjustments and closing costs, net proceeds were $9,403,450 of which the Operating Partnership was allocated $4,701,725. The joint venture recognized an accounting gain of $20,394,138 of which $10,132,559 was allocated to the Corporation and is reported in equity income from joint venture.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition, on February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Companies") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New

         York, New York property, direct and indirect subsidiaries of each of the Companies (the "Borrowers") entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% or Fleet's prime rate (but not less than 5%) plus 1%. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one-year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

         At September 30, 2003, the Loan is secured by mortgages on the Company's Towson, Maryland property, the property held by Seattle Landmark I Joint Venture, as well as certain other properties owned indirectly by Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Shelbourne OPs and the Companies have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 of which the Corporation was responsible for $850,459.

         Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne OPs have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

         At September 30, 2003, the outstanding balance due on the Loan was $31,455,543, of which $7,495,084 was allocable to the Company and the interest rate on the Loan was 3.875%.

         The Company had $1,506,871 in cash and cash equivalents at September 30, 2003 of which $1,326,101 was classified as restricted cash. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $956,810 during the nine months ended September 30, 2003. As discussed further below, the increase resulted from $47,423,715 of net cash provided by operating activities and $22,088,668 of net cash provided by investing activities which were largely offset by $68,555,573 of net cash used in financing activities.

         In addition to the cash and cash equivalents reported at September 30, 2003, the Corporation's joint ventures held cash at September 30, 2003 of which the Corporation's allocable share was $225,827.

         Currently, the Corporation's primary sources of funds are rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the nine months ended September 30, 2003 amounted to $1,773,984 as compared to $3,226,728 for the nine months ended September 30, 2002. The decrease is due to the sale of Southport Shopping Center on January 21, 2003. Distributions in excess of earnings from joint venture investments increased by $5,819,223 to $10,308,348 for the nine months ended September 30, 2003 from $4,489,125 for the nine months ended September 30, 2002. The primary reason for this increase was proceeds generated by the sale of properties owned by 568 Broadway and Century Park I Joint Venture.

         Cash provided by investing activities was the result of the sale of Southport Shopping Center which generated proceeds of $23,178,855 that were slightly offset by the investment in the Accotel transaction of $867,806 and

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         improvements made to real estate prior to the sale at Loch Raven Plaza in Townson, Maryland and Southport Shopping Center of $214,478 and $7,903, respectively.

         Cash used in financing activities consisted of dividends paid to common stockholders ($51,465,018), distributions made to the Class A Unitholders ($30,814), distributions made to Class B Unitholders ($722,551), satisfaction of the Credit Facility ($23,832,274), and principal payments on the Loan ($10,000,000) which were partially offset by proceeds from the Loan $17,495,084.

         RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

         Net income

         The Corporation's net income available for common shareholders increased by $64,786,653 to $45,937,142 for the nine months ended September 30, 2003 from a net loss of $18,849,511 for the nine months ended September 30, 2002. The increase in net income was primarily due to a decrease in costs and expenses as well as an increase in equity income from joint ventures and gains on the sale of real estate. The Corporation's income before equity income from joint ventures, gain on sale of real estate, interest and other income was $281,131 for the nine months ended September 30, 2003 as compared to a net loss of $21,131,753 for the nine months ended September 30, 2002.

         Rental Revenues

         Rental revenues decreased by $1,653,766, or approximately 49%, to $1,738,680 for the nine months ended September 30, 2003 from $3,392,446 for the nine months ended September 30, 2002 due to the January 2003 sale of Southport Shopping Center. Because of the sale, base rental revenue, excluding percentage rent, declined by $1,635,828 for the nine months ended September 30, 2003 to $1,134,358 from $2,770,186 for the nine months ended September 30, 2002. Percentage rent decreased by $17,938 for the nine months ended September 30, 2003 as compared to the same period in 2002 as a result of reduced percentage rent payments by Eckerd Drugs and Publix Supermarkets at Southport Shopping Center offset by Loch Raven collecting a total of $4,858 in percentage rent from tenants. These decreases were partially offset by an increase in rental revenue at Loch Raven Plaza for the nine months ended September 30, 2003 to $955,708 from $943,206 for the nine months ended September 30, 2002.

         Costs and Expenses

         Costs and expenses for the nine months ended September 30, 2003 were $1,457,549, representing a decrease of $23,066,650 from the same period in 2002. The decrease is due principally to non-recurring expenses incurred in 2002 of $18,452,133 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. Excluding expenses associated with the purchase of the Advisory Agreement, expenses for the nine months ended September 30, 2002 were $6,072,066. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreements, expenses decreased by $4,614,517 for the nine months ended September 30, 2003 compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year as well as a reduction in operating expenses. The sale of Southport Shopping Center in January 2003 also contributed to the decrease in costs and expenses.

         Operating expenses decreased by $740,344 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, primarily due to the sale of Southport Shopping Center on January 21, 2003. The decrease was partially offset by an increase in operating expenses of $99,800 at Loch Raven Plaza. This increase resulted primarily from parking lot maintenance due to above average snowfall.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


         RESULTS OF OPERATIONS (CONTINUED)

         Costs and Expenses (Continued)

         Pursuant to the Plan of Liquidation which was adopted on October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore, the Corporation incurred no depreciation and amortization for the nine months ended September 30, 2003 as compared to $697,004 for the same period in 2002.

         Partnership asset management fees and transition management fees decreased to $150,000 for the nine months ended September 30, 2003 from $344,055 for the same period in 2002. In 2002, prior to the Transaction, the fees were based on 1.25% of the Corporation's gross asset value, which amounted to $135,805 during 2002, and effective February 14, 2002, after the Transaction, were based on a fixed asset management fee of $27,778 per month which amounted to $208,250 for the period beginning February 15, 2002 through September 30, 2002. The total asset management fee and transition management fees paid for the nine months ended September 30, 2002 were $344,055. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

         Administrative costs decreased to $792,862 for the nine months ended September 30, 2003 from $3,731,224 for the same period in 2002. This reduction is due to certain costs incurred in 2002 in connection with the Transaction and legal, professional and consulting fees incurred in 2002. Property management fees decreased to $53,947 from $98,699 for the nine month periods ending September 30, 2003 and 2002, respectively. The decrease is due to the sale of Southport Shopping Center in January 2003.

         Gain on Sale of Real Estate

         The gain on sale of $9,285,661 for the nine months ended September 30, 2003 was due to the sale of Southport Shopping Center.

         Non-Operating Income and Expenses

         Equity income from investments in joint ventures increased by $34,540,251 to $37,398,925 for the nine months ended September 30, 2003 as compared to $2,858,674 for the nine months ended September 30, 2002 due to the sale of properties owned by 568 Broadway Joint Venture and Century Park I Joint Venture, in which the Corporation indirectly held a 38.925% and 50% interest, respectively. 568 Broadway Joint Venture sold its property on February 28, 2003 and the joint venture recognized a gain on sale of $67,746,480 of which $26,478,493 was allocated to the Corporation. The increase in income from investments in joint ventures is also attributable to the Corporation's joint venture investment in Century Park I Joint Venture, in which the Corporation held a 50% indirect interest, which sold its property located in San Diego, CA on April 29, 2003. Century Park I was sold on April 29, 2003 and the joint venture recognized a gain on sale of $20,394,138 of which $10,132,559 was allocated to the Corporation.

         Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 of $1,886,706 due to the sale of the property on February 28, 2003.

         Excluding the gain on sale, the Corporation experienced a decrease in equity income from Century Park I Joint Venture for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 of $148,798 due to the sale of the property on April 29, 2003.

         The Corporation's remaining joint venture investment, Seattle Landmark Joint Venture, experienced a decrease in equity income of $35,296 for the nine months ended September 30, 2003 as compared to the same period in 2002.

         The decrease is a result of certain improvements to the property. These improvements were expensed instead of capitalized because they are not expected to increase the property's net realizable value. These expenses were partially offset due to the cessation of depreciation and amortization in accordance with liquidation accounting.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


         RESULTS OF OPERATIONS (CONTINUED)

         Non-Operating Income and Expenses (Continued)

         During the first nine months of 2003, interest expense amounted to $317,571, which consisted of $52,314 paid in connection with the Credit Facility and $265,257 incurred in connection with the Loan, as compared to $596,335 the first nine months of 2002. The interest incurred during 2002 was comprised of $172,733 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreement and interest of $423,602 in connection with the Credit Facility.

         Interest income decreased slightly to $33,168 during the nine months ended September 30, 2003 from $39,760 during the nine months ended September 30, 2002 due to lower cash balances invested with lower yields.

         Other income increased to $9,193 for the nine months ended September 30, 2003 from $5,878 for the nine months ended September 30, 2002 due to the refund of utility charges due to the sale of Southport Shopping Center. These refunds are due to final readings being less than the estimated bills that were previously paid.

         THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

         Net income

         The Corporation's net income available for common shareholders decreased by $630,837 to a net loss of $365,938 for the three months ended September 30, 2003 from $264,899 for the three months ended September 30, 2002. The decrease was due to decreases in rental income, equity income from joint ventures, and interest income. These decreases were offset partially by decreases in costs and expenses and interest expense. The Corporation's loss before equity income from joint ventures, gain on sale of real estate, interest and other income was $51,713 for the three months ended September 30, 2003 as compared to a loss of $534,759 for the three months ended September 30, 2002.

         Rental Revenue

         Rental revenues decreased $586,668, or approximately 64%, to $328,098 for the three months ended September 30, 2003 from $914,766 for the three months ended September 30, 2002 due to the January 2003 sale of Southport Shopping Center. The decrease was partially offset by Loch Raven Plaza's rental revenue increasing for the three months ended September 30, 2003 by $4,560 to $327,790 from $323,230 for the three months ended September 30, 2002.

         Costs and Expenses

         Costs and expenses for the three months ended September 30, 2003 amounted to $379,811, representing a decrease of $1,069,714 from the same period in 2002. The decrease is primarily due to reduced administrative expenses as a result of legal, professional and consulting fees incurred during the three months ended September 30, 2002, not incurred during the three months ended September 30, 2003. The cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year also contributed to the reduction of costs and expenses as well as the sale of Southport Shopping Center in January 2003.

         Operating expenses decreased by $295,384 for the three months ended September 30, 2003 as compared to September 30, 2002, primarily due to the sale of Southport Shopping Center on January 21, 2003.

         Pursuant to the Plan of Liquidation which was adopted on October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore, the Corporation incurred no depreciation and amortization for the three months ended September 30, 2003 as compared to $263,082 for the same period in 2002.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


         RESULTS OF OPERATIONS (CONTINUED)

         Costs and Expenses (Continued)

         Partnership asset management fees decreased to $50,000 for the three months ended September 30, 2003 from $83,300 for the same period in 2002 due to a reduction in the fixed asset management fee effective October 1, 2002 from $83,300 to $50,000 per quarter.

         Administrative costs decreased to $228,697 for the three months ended September 30, 2003 from $688,257 for the same period in 2002. This reduction is due to the legal, professional and consulting costs not incurred in 2003 that were incurred in 2002. Property management fees decreased to $9,024 from $27,412 for the periods ending September 30, 2003 and 2002, respectively. The decrease is due to the sale of Southport Shopping Center in January 2003.

         Non-Operating Income and Expenses

         Equity income from investments in joint ventures decreased by $841,186 to $209,309 for the three months ended September 30, 2003 as compared to $1,050,495 for the three months ended September 30, 2002. The Corporation experienced a decrease of $697,665 in equity income from its joint venture investment in 568 Broadway Joint Venture, in which the Corporation held 38.925% indirect interest, for the three months ended September 30, 2003 as compared to the same period ended in 2002. This decrease is due to the sale of the property on February 28, 2003.

         The Corporation experienced a decrease in equity income from Century Park I Joint Venture of $136,925 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due to the sale of the property on April 29, 2003.

         The Corporation's joint venture investment known as Seattle Landmark Joint Venture, in which the corporation owns a 50% interest, experienced a decrease in equity income of $7,226 primarily due to less rental revenue, which was substantially offset by the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

         During the third quarter of 2003, interest expense of $75,816 was incurred in connection with the Loan. The interest expense for the third quarter of 2002 of $254,333 was incurred in connection with the Credit Facility.

         Interest income decreased slightly to $6,994 during the three months ended September 30, 2003 from $11,953 during the three months ended September 30, 2002 due to lower cash balances invested and lower yields.

         No other income was earned during the three months ended September 30, 2003 compared to $1,927 earned during the three months ended September 30, 2002. This is a result of the sale of Southport Shopping Center in January 2003.

         Inflation

         Inflation is not expected to have a material impact on the operations or financial position of the Corporation.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's long-term debt bears interest at a floating rate, and therefore the Corporation is exposed to the risk of interest rate changes. At September 30, 2003, borrowings allocated to the Corporation under the Loan totaled $7,495,084 and initially bore an interest rate of LIBOR plus 2.75%. Based on the balance allocated to the Corporation of the Loan at November 12, 2003 and the interest rate at that date, a 10% increase in LIBOR would increase the Corporation's interest expense in 2003 by approximately $8,432. Conversely, a 10% decrease in LIBOR would decrease the Corporation's interest expense in 2003 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not utilize derivative financial instruments.

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

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended September 30, 2003.

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Shelbourne Properties I, Inc.
                                            (Registrant)


Dated:   November 12, 2003                  By: /s/ Michael L. Ashner......
                                                ---------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

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

------------------

                          SHELBOURNE PROPERTIES I, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


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