Form 10-K
period 2003-12-31
SHELBOURNE PROPERTIES I INC
filed 2004-03-26
CIK 1106036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       or
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 0-16345

                          SHELBOURNE PROPERTIES I, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                    04-3502384
------------------------------------------          ----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


      7 Bulfinch Place - Suite 500
               Boston, MA                                     02114
------------------------------------------          ----------------------------
(Address of principal executive offices)                    (Zip Code)


                                  617-570-4600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of March 1, 2004, there were 839,286 common shares of beneficial interest outstanding.

At June 30, 2003, the aggregate market value of the common shares of beneficial interest held by non-affiliates was $10,709,289.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                          SHELBOURNE PROPERTIES I, INC.
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

ITEM OF FORM 10-K                                                                  PAGE

                                     PART I
1.      Business                                                                      5
2.      Properties                                                                   17
3.      Legal Proceedings                                                            18
4.      Submission of Matters to a Vote of Security Holders                          19

                                     PART II

5.      Market for Corporation's Common Equity and Related Stockholder Matters       20
6.      Selected Financial Data                                                      22
7.      Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  23
7A.     Quantitative and Qualitative Disclosures Regarding Market Risk               32
8.      Financial Statements                                                         32
8A.     Controls and Procedures                                                      32
9.      Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                        32

                                    PART III

10.     Directors and Executive Officers of the Corporation                         33
11.     Executive Compensation                                                      35
12.     Security Ownership of Certain Beneficial Owners and Management              36
13.     Certain Relationships and Related Transactions                              37
14.     Principal Accountant Fees and Services                                      40

                                     PART IV

15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K            41
        (a) Financial Statements and Financial Statement Schedules
        (b) Reports on Form 8-K
        (c) Exhibits

        Signatures                                                                  43
        Exhibit Index                                                               44

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

                                     PART I

ITEM 1.  BUSINESS

         In this Form 10-K, the terms "we," "us," "our" and "our company" refer either to the combined operations of all of Shelbourne Properties I, Inc., Shelbourne Properties I GP LLC and Shelbourne Properties I L.P. or to Shelbourne Properties I, Inc., independently, as the context requires.

                                    OVERVIEW

         Our company, Shelbourne Properties I, Inc., a Delaware corporation (the "Corporation"), was formed on February 8, 2001 and is engaged in the business of operating and holding for investment previously acquired income-producing properties. As of March 24, 2004, we hold a 50% interest in one office building. In addition, the Corporation owns an interest in 20 motel properties that are triple-net leased to an affiliate of Accor S.A. See "Corporate History-The Accotel Transaction" and "Item 2. Properties" for a description of our properties.

         We own our property portfolio through our directly and indirectly wholly-owned subsidiary, Shelbourne Properties I L.P. (the "Operating Partnership"), a Delaware limited partnership. The Operating Partnership owns our property portfolio directly or through joint ventures with affiliated entities (Shelbourne Properties II L.P. and/or Shelbourne Properties III L.P.). The general partner of the Operating Partnership is Shelbourne Properties I GP LLC, a Delaware limited liability company that is wholly-owned by the Corporation.

         Our primary business objective is to maximize the value of our common stock. Prior to October 29, 2002, we sought to achieve this objective by managing our existing properties, making capital improvements to and/or selling properties and by making additional real estate-related investments. On October 29, 2002, the stockholders of the Corporation adopted a plan of liquidation. Accordingly, on such date the Corporation was dissolved and has been seeking to liquidate its assets. Since October 29, 2002, the Corporation has sold its properties located in Fort Lauderdale, Florida; New York, New York; San Diego, California and Towson, Maryland. It is expected that the remaining property will be sold at such time as market conditions enable the Corporation to maximize the sale price. See "Corporate History-The HX Transaction; The Plan of Liquidation" below.

         Our Board of Directors currently consists of six directors. See "Employees" below for information relating to the provision by affiliates of property management services, asset management services, investor relation services and accounting services to us.

         The Corporation has operated with the intention of qualifying as a real estate investment trust for U.S. Federal Income Tax purposes ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         We have adopted a plan of liquidation that requires us to liquidate all of our assets and liabilities by October 29, 2004. Dividends paid during our liquidation generally will not be taxable to the stockholder until the dividends paid exceed the adjusted tax basis in the stockholder's shares, and then will be taxable as long-term capital gain assuming the shares as capital assets have been held for more than 12 months when the stockholder receives the dividend as a result of the adoption of the plan of liquidation. As a result of the sale of substantially all of our assets and in light of the costs associated with maintaining a public company, it is expected that our remaining assets will be transferred to a liquidating trust as early as April 2004 and in lieu of owning shares, each stockholder will own a beneficial interest of an equivalent percentage in the liquidating trust. In this regard, on March 17, 2004, the holder of the Class A Units agreed to retain its beneficial ownership of the motel properties and relinquish its right to require the acquisition of other properties, thereby enabling the Corporation to set up liquidating trusts to complete its liquidation as early as April 16, 2004. See, "Property Sales/Acquistions-The Accotel Transaction" below. Accordingly, at such time as the assets of the Corporation are distributed to a liquidating trust, which is presently expected to be April 16, 2004, the transferability of interests in the trust will be significantly restricted as compared to the shares in the Corporation, and the stockholders, as holders of beneficial interests, will be required to include in their own income their pro rata share of the trust's taxable income whether or not that amount is actually distributed by the trust in that year. Further, for federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31, 2003, the estimated net realizable value of the Corporation is approximately $10.8 million or $10.90 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.

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

         In 1986, the Predecessor Partnership offered and sold 400,000 units of limited partnership interests (the "Units"). Upon final admission of limited partners, the Predecessor Partnership had accepted subscriptions for 400,010 units for an aggregate of $100,002,500 in gross proceeds, resulting in net proceeds from the offering of $98,502,500 (gross proceeds of $100,002,500 less organization and offering costs of $1,500,000). Subsequent to the conversion discussed below, the Units were converted into shares of the successor Corporation on a three for one basis. Throughout the rest of this document, rather than referring to Units, we will refer to shares on a converted basis. The Predecessor Partnership invested substantially all of its total adjusted net proceeds, after establishing a working capital reserve, in real estate.

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

         As amended, the Predecessor Partnership Agreement (a) provided for a Partnership Asset Management Fee payable to the Predecessor General Partners or their affiliates commencing with the year ended December 31, 2000 equal to 1.25% of the Gross Asset Value of the Predecessor Partnership (as defined in that agreement) and a fixed 1999 Partnership Asset Management Fee of $418,768 ($426,867 less than the amount that would have been paid under the pre-amendment formula) and (b) fixed the amount that the Predecessor General Partners would be liable to pay to limited partners upon liquidation of the Predecessor Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As amended, the Predecessor Partnership Agreement provided that, upon a reorganization of the Predecessor Partnership into a REIT or other public entity, the Predecessor General Partners would have no further liability to pay the Fee Give-Back Amount. As a result of the conversion of the Predecessor Partnership into a REIT on April 18, 2001, as described below, the Predecessor General Partners' liability to pay the Fee Give-Back Amount was extinguished.

         As required by the settlement, an affiliate of the Predecessor General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,936 Units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer. On a post-conversion basis, the tender offer was for the equivalent of 80,808 shares at a price of $38.20 per share.

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

         On April 18, 2001, the conversion was accomplished by merging the Predecessor Partnership into the Operating Partnership. Pursuant to the merger, each limited partner of the Predecessor Partnership received three shares of stock of the Corporation for each Unit they owned and the Predecessor General Partners received an aggregate of 63,159 shares of stock in the Corporation in exchange for their general partner interests in the Predecessor Partnership. In connection with the merger, the Company entered into an advisory agreement (the "Advisory Agreement") with Shelbourne Management, LLC ("Shelbourne Management") to provide accounting, asset management, treasury, cash management and investor related services management to the Company. Shelbourne Management is a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), which was also the sole stockholder of Presidio. The Advisory Agreement had a term of 10 years and provided for fees payable to Shelbourne Management of (1) the Asset Management Fee previously payable to the Predecessor General Partners or their affiliates, (2) $150,000 for non-accountable expenses and (3) reimbursement of expenses incurred in connection with performance of its services. In addition, Shelbourne Management was entitled to receive a property management fee equal to up to 6% of property revenues.

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

         Pursuant to the Transaction, for the Advisory Agreements and the PCIC Shares, the Companies paid PCIC an aggregate of $44,000,000 in cash, issued preferred partnership interests in their respective operating partnerships with an aggregate liquidation preference of $2,500,000, and issued notes with a stated amount between approximately $54,300,000 and $58,300,000, depending upon the timing of the repayment of the notes. These notes were subsequently satisfied for $54,300,000 from proceeds from the Hypo Loan described below.

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

         The Transaction was unanimously approved by the Boards of Directors of each of the Companies at such time after recommendation by their respective Special Committees comprised of the Companies three independent directors.

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

         On August 5, 2002, the Corporation entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $53.00 to $63.15. The amendment also reduced the Incentive Fee payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $59.00 per share priority return to stockholders of the Corporation plus interest thereon compounded quarterly at 6% per annum (the "Priority Return"), and included certain corporate governance provisions. The Priority Return to stockholders as of July 9, 2003 was $.94 per share and was satisfied on that date.

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

         On October 29, 2002, the stockholders of the Corporation approved the Plan of Liquidation. As a result, the Operating Partnership has been seeking, and will seek to, sell its remaining properties at such time as it is believed that the sale price for such property can be maximized. Since the adoption of the Plan of Liquidation, the Corporation has sold its properties located in Fort Lauderdale, Florida; New York, New York; San Diego, California and Towson, Maryland, and has paid or accrued dividends totaling $67.34 as follows: $4.50 per share on November 21, 2002, $3.50 per share on January 31, 2003, $52.00 per share on March 18, 2003, $2.82 per share on July 9, 2003, and $3.00 per share on August 21, 2003. The Corporation declared a dividend on December 16, 2003 of $1.52 per share. The dividend was paid on January 8, 2004 to stockholders of record at the close of business December 26, 2003. Pursuant to the Plan of Liquidation, if all of the assets of the Corporation are not disposed of prior to October 29, 2004, the remaining assets will be placed in a liquidating trust and the stockholders of the Corporation will receive a beneficial interest in such trust in total redemption of their shares in the Corporation.

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

         The Fleet Loan. Under the terms of the Credit Facility, upon the sale of the New York, New York property which was sold on February 28, 2003, the proceeds from such sale would first have been required to satisfy the Credit Facility. As a result, upon the sale of the New York property, the Corporation risked not being able to satisfy the requirements to maintain its REIT status as it was likely that dividends in 2003, absent unforeseeable occurrences, would not have been equal to at least 90% of the Corporation's ordinary taxable income. Accordingly, on February 20, 2003, in a transaction designed to alleviate this problem as well as provide flexibility to the Companies in implementing their respective plans of liquidation, direct and indirect subsidiaries of each of the Companies (the "Borrowers") entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Fleet Loan"). The entering into of this Fleet Loan transaction enabled 100% of the net proceeds from the sale of its 568 Broadway Joint Venture (the New York property) to be paid as a dividend by the Corporation as the New York property was not security for the Fleet Loan.

         The Borrowers were jointly and severally liable for the repayment of the amounts due under the Fleet Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) guaranteed the repayment of the Fleet Loan. The proceeds of the Fleet Loan were used to satisfy the Credit Facility that had an aggregate balance due of $37,417,249. The Credit Facility was satisfied by delivery of $27,417,249 in cash and a $10,000,000 note from 568 Broadway Joint Venture (the "568 Note"), which note was then acquired by Manufacturers Traders and Trust Company. In connection with the assignment of the 568 Note, the purchase agreement with respect to the property held by 568 Joint Venture was amended to provide that the buyer would acquire the property subject to the 568 Note and would receive a credit of $10,000,000 at closing. After satisfying the Credit Facility, establishing a capital improvements reserve of $5,000,000 in the aggregate ($1,362,500 of which is allocable to the Corporation), a $10,000,000 reserve ($3,892,500 of which is allocable to the Corporation) to be released upon the earlier of the sale of the 568 Property or the satisfaction of the 568 Note and costs associated with consummating the Fleet Loan, the net proceeds received by the Companies was approximately $11,000,000 in the aggregate, which proceeds, together with the $10,000,000 reserve that was released from escrow on March 3, 2003, were paid to stockholders as part of the March 2003 dividend.

         The Fleet Loan was subsequently satisfied on December 11, 2003 from the proceeds of the sales of properties owned by the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. as mandated by the Plan of Liquidation. The remaining balance in the capital improvements reserve of $4,260,819 was also released at that date of which $1,328,318 was allocable to the Corporation.

RELATED PARTY LOAN RECEIVABLE

         In connection with the Fleet Loan financing, the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans. Under the terms of the Fleet Loan, the Corporation was required to utilize a portion of its proceeds generated by property sales to make principal payments on the Fleet Loan on behalf of Shelbourne Properties II, Inc. In accordance with the terms of the Indemnity, Contribution and Subrogation Agreements, the portion of the principal payments made by the Corporation that were allocable to Shelbourne Properties II, Inc. have been recorded as a loan receivable from Shelbourne Properties II, Inc. that is secured by Shelbourne Properties II Inc.'s interests in the entities that own its properties. The principal and accrued interest due to the Corporation from Shelbourne Properties II, Inc. at December 31, 2003 is $1,352,307 and requires payments of interest under the same terms as the Fleet Loan, which is LIBOR plus 2.75% (3.875% at December 31, 2003). During 2003, Shelbourne Properties III, Inc. was required to make principal payments on the Fleet Loan for the benefit of the Corporation. Pursuant to the terms of the Indemnity, Contribution, and Subrogation Agreements, the Corporation paid interest on this loan under the same terms as the Fleet Loan. On December 11, 2003 the Corporation repaid in full the loan due to Shelbourne Properties III, Inc.

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

         Accordingly, in a transaction (the "Accotel Transaction") designed to facilitate the liquidation of the Corporation and provide dividends to stockholders, on January 15, 2003, a joint venture owned by the Shelbourne OPs acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor S.A. The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by the Operating Partnership, Shelbourne Properties II L.P. and Shelbourne Properties III L.P., respectively. The properties are also subject to existing mortgage indebtedness in the principal amount of approximately $74,220,000.

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

         The holder of the Class A Units had the right, which right was to be exercised by no later than July 28, 2004, to require that the Shelbourne OPs acquire other properties for the Class A Unitholder's benefit at an aggregate cash cost to the Shelbourne OPs of not more than $2,500,000 (approximately $812,000 of which would be paid by the Operating Partnership). In that event, the Accor S.A. Properties would not be held for the benefit of the holder of the Class A Units and the Companies would seek to dispose of these properties as part of the liquidation of the Companies. Accordingly, if the Class A Unitholder were to exercise this option, there is a risk that the Companies' interest in the Accor S.A. Properties could not be sold for their original purchase PRICE. On March 18, 2004, an agreement was entered into with the holder of the Class A Units pursuant to which the holder of the Class A Units elected to retain title to the Accor S.A. Properties. Accordingly, it is presently expected that on April 16, 2004, all assets of the Operating Partnership, other than its interest in the entity that indirectly holds title to the Accor S.A. Properties, will be distributed to the Corporation in full redemption of the Corporation's interest in the Operating Partnership and the Corporation will transfer such assets to a liquidating trust. In consideration of the Class A Unitholder electing to take title to the Accor S.A. Properties earlier than required, the Corporation waived its right to require the Class A Unitholder to reimburse it for up to $75,000 of costs associated with the acquisition of the Accor S.A. Properties and agreed to make a payment to the Class A Unitholder of approximately $41,667.

         The Liquidating Trust will also assume the Corporation's then remaining liabilities. It is presently contemplated that April 15, 2004 (the "Record Date") will be the last day of trading of the Corporation's common stock on the American Stock Exchange, and the Corporation's stock transfer books will be closed as of the close of business on such date.

         Under the terms of the proposed Trust Agreement, on April 16 , 2004, each stockholder of the Corporation on the Record Date (each, a "beneficiary") automatically will become the holder of one unit of beneficial interest ("Unit") in the Liquidating Trust for each share of the Corporation's common stock then held of record by such stockholder. In addition, the holder of Class B Units in the Operating Partnership will receive 15% of the aggregate Units in the Liquidating Trust in lieu of such holder's current entitlement, pursuant to the Corporation's Plan of Liquidation, to 15% of all distributions made by the Corporation.

         After April 16, 2004, all outstanding shares of the Corporation's common stock will be deemed cancelled, and the rights of beneficiaries in their Units will not be represented by any form of certificate or other instrument. Stockholders of the Corporation on the Record Date will not be required to take any action to receive their Units. The Trustee will maintain a record of the name and address of each beneficiary and such beneficiary's aggregate Units in the Liquidating Trust. Subject to certain exceptions related to transfer by will, intestate succession or operation of law, the Units will not be transferable, nor will a beneficiary have authority or power to sell or in any other manner dispose of any Units.

         It is currently contemplated that the initial trustee (the "Trustee") of the Liquidating Trust will be Arthur N. Queler, who will receive a fee of $2,000 per month from the Liquidating Trust with a minimum aggregate fee during the existence of the Liquidating Trust of $40,000. Further, pursuant to the terms of the proposed Trust Agreement, the Trustee will have the exclusive right to cause the Liquidating Trust to take such other action as he deems advisable in connection with the liquidation of the remaining assets including, without limitation, incur indebtedness on behalf of the Liquidating Trust, sell its remaining assets, pay any and all expenses of the Liquidating Trust and appoint such agents and delegates such powers as he deems advisable. Kestrel Management, L.P. ("Kestrel"), the current asset and property manager for the Corporation will continue to provide asset and property management services to Liquidating Trust on the same terms as currently provided to the Corporation. Successor trustees may be appointed to administer the Liquidating Trust in accordance with the terms of the Liquidating Trust Agreement. It is expected that from time to time the Liquidating Trust will make distributions of its assets to beneficiaries, but only to the extent that such assets will not be needed to provide for the liabilities (including contingent liabilities) assumed by the Liquidating Trust. No assurances can be given as to the amount or timing of any distributions by the Liquidating Trust.

         For federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, subject to such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Accordingly, on April 16, 2004 each stockholder will recognize gain or loss in an amount equal to the difference between (x) the fair market value of such stockholder's pro rata share of the assets of the Corporation that are transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation that are assumed by the Liquidating Trust, and (y) such stockholder's adjusted tax basis in the shares of the Corporation's common stock held by such stockholder on the Record Date. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31, 2003, the estimated net realizable value of the Corporation is approximately $10.8 million or $10.90 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.

         The Liquidating Trust is intended to qualify as a "liquidating trust" for federal income tax purposes. As such, the Liquidating Trust will be a complete pass-through entity for federal income tax purposes and, accordingly, will not itself be subject to federal income tax. Instead, each beneficiary will take into account in computing its taxable income, its pro rata share of each item of income, gain, loss and deduction of the Liquidating Trust, regardless of the amount or timing of distributions made by the Liquidating Trust to beneficiaries. Distributions, if any, by the Liquidating Trust to beneficiaries generally will not be taxable to such beneficiaries. The Trustee will furnish to beneficiaries of the Liquidating Trust a statement of their pro rata share of the assets transferred by the Corporation to the Liquidating Trust, less their pro rata share of the Corporation's liabilities assumed by the Liquidating Trust. On a yearly basis, the Trustee also will furnish to beneficiaries a statement of their pro rata share of the items of income, gain, loss, deduction and credit (if any) of the Liquidating Trust to be included on their tax returns.

         Property Sales. On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly the Corporation began selling its properties. Since the adoption of the Plan of Liquidation, the Company has sold the following properties:

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

         568 Broadway. On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 38.925% interest, sold its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. After assumptions of the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $73,000,000, of which approximately $28,415,250 was allocated to the Operating Partnership.

         Century Park I. On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Corporation indirectly held a 50% interest, sold its property located in San Diego, California for a gross sales price of $29,750,000. The Fleet Loan required that a payment of $20,000,000 be made to pay down the loan. After such payment was made, closing adjustments and closing costs, net proceeds were $9,403,450, of which the Operating Partnership was allocated $4,701,725.

         Loch Raven Plaza. On December 11, 2003, Loch Raven Plaza located in Towson, Maryland was sold for a gross sales price of $9,575,000. After the required principal paydown on the Fleet Loan of $7,500,000, closing adjustments and closing costs, net proceeds amounted to $1,653,158.

                  COMPETITION

         The leasing and sale of real estate is highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. In addition, we compete for purchasers with sellers of similar properties in areas in which our properties are located. These factors are discussed more particularly in "Item
2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market."

INDUSTRY SEGMENTS AND SEASONALITY

         Our primary business is the ownership of office and retail properties. Our long-term tenants are in a variety of businesses, and no single tenant is significant to our business. Our business is not seasonal.

EMPLOYEES

         Since the Corporation's inception, property management services, asset management services, investor relations services and accounting services have been provided to us by affiliates. See "Item 8. Financial Statements and Supplementary Data- Note 3" for additional information.

         Asset Management Services. For the period January 1, 2001 through April 17, 2001, an affiliate of the Predecessor General Partners, Resources Supervisory, provided Asset Management Services for an annual fee equal to 1.25% of the Predecessor Partnership's gross asset value. In addition, the Predecessor Partnership was obligated to (i) pay $150,000 for non-accountable expenses and
(ii) reimburse Resources Supervisory for expenses incurred in connection with the performance of its services.

         Effective April 18, 2001 through February 14, 2002, all asset management services, investor relations services and accounting services (the "Asset Management Services") were provided by Shelbourne Management pursuant to the terms of the Advisory Agreement. Under the terms of the Advisory Agreement, which agreement was approved by the stockholders of the Corporation in connection with the merger of the Predecessor Partnership with and into the Operating Partnership, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year, (2) $150,000 for non-accountable expenses and (3) reimbursement of expenses incurred in connection with performance of its services. See "The Predecessor Partnership" above.

         Effective February 14, 2002, the Advisory Agreement was contributed by Shelbourne Management to the Operating Partnership (see "The Presidio Transaction" above), Shelbourne Management ceased providing the Asset Management Services, and the Corporation retained PCIC to provide the Asset Management Services to the Corporation on a transitional basis at a reduced fee of $333,333 per annum.

         Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel began providing the Asset Management Services for an annual fee of $200,000. Kestrel is an affiliate of our current Chief Executive Officer.

         Property Management Services. During the years ended December 31, 2001, 2002 and 2003, property management services have been provided by Kestrel. For providing property management services, as approved by the stockholders of the Corporation in connection with the merger of the Predecessor Partnership with and into the Operating Partnership, Kestrel is entitled to receive a fee of up to 3% of the applicable property's revenues. Personnel at the properties perform services for the Corporation at the properties. Salaries for such on-site personnel are reimbursed by the Corporation.

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

         OUR ECONOMIC PERFORMANCE AND THE VALUE OF OUR REMAINING REAL ESTATE ASSET ARE SUBJECT TO THE RISKS INCIDENTAL TO THE OWNERSHIP AND OPERATION OF REAL ESTATE PROPERTIES.

         Our economic performance, the value of our real estate assets and, therefore, the value of your investment are subject to the risks normally associated with the ownership, operation and disposal of real estate properties, including:


         o    changes in the general and        o    the attractiveness of our
              local economic climate;                properties to tenants and
                                                     purchasers;
         o    the cyclical nature of the
              real estate industry and          o    changes in market rental
              possible oversupply of, or             rates and our ability to
              reduced demand for, space              rent space on favorable
              in our core markets;                   terms;

         o    trends in the retail
              industry, in employment           o    the bankruptcy or
              levels and in consumer                 insolvency of tenants;
              spending patterns;

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

         WE CANNOT ASSURE THE AMOUNTS OR TIMING OF LIQUIDATING DIVIDENDS.

         The Plan of Liquidation may not yield liquidating distributions equal to or greater than the recent market prices of the shares of common stock of the Corporation. In addition, the ability to sell real estate assets depends, in some cases, on the availability of financing to buyers on favorable terms. If such financing is not available, it may take longer than expected to sell our remaining asset at a desirable price, and this may delay our ability to make liquidating dividends. There can be no assurance that we will be successful in disposing of our remaining asset for a value approximating that currently estimated by us or that related liquidating dividends will occur within the currently estimated timetable.

         OUR BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE ECONOMIC CLIMATE OF ONE MARKET.

         As of March 24, 2004, our real estate portfolio consists of a 50% interest in an office property in Seattle, Washington. As a result, our business is substantially dependent on the economy of this market. A material downturn in demand for office space in this market could have a material impact on our ability to lease the office space in our portfolio and may adversely impact our cash flow, operating result and, accordingly, sale price.

         OUR COMPETITORS MAY ADVERSELY AFFECT OUR ABILITY TO LEASE OUR PROPERTY, WHICH MAY CAUSE OUR CASH FLOW, OPERATING RESULT AND SALE PRICE TO SUFFER.

         We face significant competition from developers, managers and owners of office properties in seeking tenants for our property. Our property faces competition from similar properties in the same market. These competing properties may have vacancy rates higher than our property, which may result in their owners being willing to make space available at lower prices than the space in our property. Competition for tenants could have a material adverse affect on our ability to lease our property and on the rents that we may charge or concessions that we must grant. If our competitors adversely impact our ability to lease our property, our cash flow, operating result and sale price may suffer.

         ENVIRONMENTAL PROBLEMS AT OUR PROPERTY ARE POSSIBLE, THEY MAY BE COSTLY AND THEY MAY ADVERSELY AFFECT OUR OPERATING RESULT, FINANCIAL CONDITION AND SALE PRICE.

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

         ADDITIONAL REGULATIONS APPLICABLE TO OUR PROPERTY MAY REQUIRE US TO MAKE SUBSTANTIAL EXPENDITURES TO ENSURE COMPLIANCE, WHICH COULD ADVERSELY AFFECT OUR CASH FLOW, OPERATING RESULT AND SALE PRICE.

         Our property is subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us.

         We believe that our property is currently in substantial compliance with all applicable regulatory requirements. New regulations or changes in existing regulations applicable to our property, however, may require us to make substantial expenditures to ensure regulatory compliance, which would adversely affect our cash flow, operating result and sale price.

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

         We currently have insurance for earthquake risks, subject to certain policy limits and deductibles, and will continue to carry such insurance if it is economical to do so. We cannot assure you that earthquakes may not seriously damage our property, which is located in the State of Washington, historically an earthquake-prone area, and that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and losses suffered. Should an uninsured or underinsured loss occur, we could lose our investment in, and anticipated income and cash flows from our property, but we would continue to be obligated to repay any recourse mortgage indebtedness on such property.

         Additionally, although we generally obtain owner's title insurance policies with respect to our properties, the amount of coverage under such policies may be less than the full value of the remaining property. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the loss is in excess of insured limits, we could lose all or part of our investment in, and anticipated income and cash flows from, that property.


         THE TRANSFER OF OUR REMAINING ASSETS TO A LIQUIDATING TRUST WILL AFFECT THE LIQUIDITY OF YOUR OWNERSHIP INTERESTS, AND THE ANTICIPATION OF THAT TRANSFER MAY REDUCE THE PRICE OF OUR COMMON STOCK.


         The Corporation currently expects that as early as April 1, 2004 but in no event later than October 29, 2004 the Corporation will transfer and assign to a liquidating trust as designated by the Board of Directors all of its then remaining assets (which may include direct or indirect interests in real property) and liabilities, although there can be no assurance in this regard. After such a transfer to a liquidating trust, all stock certificates that represent outstanding shares of our common stock will be automatically deemed to evidence ownership of beneficial interests in the liquidating trust. Beneficial interests in the liquidating trust will be non-certificated and non-transferable, except by will, intestate succession or operation of law. As a result, the beneficial interests in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. In anticipation of such a transfer and the resulting illiquidity of the beneficial interests, some of our stockholders may desire to sell their shares of common stock. In such case, if the number of shares of our common stock for which sell orders are placed is high relative to the demand for such shares, there could be a material adverse affect on the price of the Corporation's common stock.


                  WHERE CAN YOU FIND MORE INFORMATION ABOUT US?

         The Corporation is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which means that the Corporation files periodic reports, including reports on Forms 10-K and 10-Q, and other information with the Securities and Exchange Commission ("SEC"). As well, the Corporation distributes proxy statements annually and files those reports with the SEC. You can read and copy these reports, statements and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549, as well as the regional offices at the Woolworth Building, 233 Broadway Ave., New York, New York 10279 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the Corporation has filed electronically with the SEC.

ITEM 2.  PROPERTIES

PROPERTY PORTFOLIO

         In addition to the Corporation's interest in the Accor S.A. Properties, as described in "Item 1. Business-Property Sales/Acquisitions - The Accotel Transaction", the Corporation held a joint venture interest in the following property as of December 31, 2003:

         (1) SEATTLE TOWER

         On December 16, 1986, a joint venture (the "Seattle Landmark Joint Venture") comprised of the Predecessor Partnership and High Equity Partners Series 86 ("HEP-86") acquired a fee simple interest in Seattle Tower, a commercial office building located in downtown Seattle ("Seattle Tower"). The Operating Partnership and Shelbourne Properties II, L.P. each have a 50% interest in the Seattle Landmark Joint Venture.

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

OCCUPANCY

         The following table lists the occupancy rates of our property at the end of each of the last three years.

                                                      OCCUPANCY
--------------------------------------------------------------------------------
PROPERTY                                    12/31/2003   12/31/2002   12/31/2001
--------                                    ----------   ----------   ----------
Seattle Tower Office Building                  87%          80%           90%

         The following table contains information for each tenant that occupies ten percent or more of the rentable square footage of our property.

                                       PRINCIPAL      SQUARE FEET                           LEASE
                   NAME OF TENANT     BUSINESS OF      LEASED BY                         EXPIRATION       RENEWAL
    PROPERTY                            TENANT           TENANT        ANNUAL RENT           DATE         OPTIONS
----------------------------------------------------------------------------------------------------------------------
SEATTLE TOWER      Electric         Telephone            23,598           $510,545          8/31/09         None
                   Lightwave        switching
                                    company


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

         On May 7, 2002, plaintiffs Grening and Hudson jointly filed a separate individual and class action in Delaware Chancery Court alleging that the Companies and the members of the Boards at that time had violated 8 Del. C. (section)211 by failing to call and hold annual meetings of the stockholders within 13 months of the incorporation of the Companies, and had breached their fiduciary duties and the provisions of the Companies' Amended and Restated Certificates of Incorporation, by, inter alia, reducing and reorganizing the Companies' boards and issuing allegedly false and/or misleading statements and omissions of material facts in press releases and the 2001 Annual Reports filed with the Securities and Exchange Commission by each of the Companies. On May 29, 2002, the Court consolidated the claims pursuant to 8 Del. C. (section)211 for purposes of discovery and trial with similar claims in a lawsuit brought in the same forum by HX Investors, L.P. ("HX Investors") and other stockholders against the Companies.

         The Companies vigorously defended all of the litigation, and, on July 1, 2002, HX Investors, the additional stockholders, the Companies, the additional defendants, and Ms. Grening entered into several related agreements pursuant to which the aforementioned actions by plaintiffs Grening, Hudson, and HX Investors were settled, subject, with respect to the class and derivative actions, to the approval of the Court. In connection with the settlement, among other things, NorthStar agreed to contribute up to $1 million for the payment of the class and derivative plaintiffs' attorneys' fees, expenses, and incentive fees as approved by the Court.

         The settlement with Ms. Grening was memorialized by letter agreement dated July 1, 2002, setting forth the agreement in principle. By letter agreement dated October 28, 2002, Plaintiff Thomas Hudson joined in the agreement in principle. On August 28, 2003, the settlement was approved by the Court and the case was dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR COMMON STOCK

         In May 2001, our Common Stock began trading on the American Stock Exchange under the symbol "HXD". Prior to that date, there was no established trading market for interests in the Predecessor Partnership.

         The high and low sales prices per share of Common Stock are set forth below for the periods indicated.


QUARTER ENDED                        HIGH                    LOW
--------------------------------------------------------------------------------

March 31, 2002                      $42.20                 $27.30

June 30, 2002                       $43.51                 $41.60

September 30, 2002                  $60.20                 $43.00

December 31, 2002                   $68.00                 $57.00

March 31, 2003                      $72.40                 $20.45

June 30, 2003                       $38.50                 $19.50

September 30, 2003                  $25.00                 $16.00

December 31, 2003                   $21.50                 $15.35


         On March 24, 2004, the closing sale price of the Common Stock as reported by the American Stock Exchange was $14.25. The Corporation had approximately 1,714 holders of record of Common Stock as of March 24, 2004.

         The Corporation has authorized 2,500,000 shares of Common Stock, issued 1,263,189 shares, with 839,286 shares outstanding at March 24, 2004.

DIVIDENDS

         Holders of Common Stock will be entitled to receive dividends if, as and when the Board of Directors authorizes and declares dividends. In connection with the settlement of the lawsuit brought by HX Investors, the Operating Partnership issued to HX Investors Class B units which entitle HX Investors to receive 15% of all gross proceeds after payment to stockholders of the approximately $59.00 per share plus interest compounded quarterly at 6% per annum from August 19, 2002 ("Priority Return"). The Priority Return as of July 9, 2003 was $.94 per share which was satisfied on that date. As of December 31, 2003, HX Investors, the Class B Unitholder had received distributions in the amount of $722,551. In addition, the Class B Unitholder, HX Investors, was paid a distribution in the amount of $225,348 on January 8, 2004.

         The following table sets forth the dividends paid or declared by the Corporation on its Common Stock for the previous two years:



 PERIOD ENDED                  STOCKHOLDER RECORD DATE         DIVIDEND / SHARE
--------------------------------------------------------------------------------

 March 31, 2002                           -                          $   -
 June 30, 2002                            -                          $   -
 September 30, 2002                       -                          $   -
 December 31, 2002                November 15, 2002                  $4.50
 March 31, 2003                    January 23, 2003                  $3.50
 March 31, 2003                     March 10, 2003                  $52.00
 June 30, 2003                      June 30, 2003                    $2.82
 September 30, 2003                August 11, 2003                   $3.00
 December 31, 2003 (1)            December 26, 2003                  $1.52

         Explanatory Note:

         (1) On December 16, 2003, the Board of Directors declared a dividend of $1.52 per share. The dividend was paid on January 8, 2004 for the stockholders of record as of the close of business December 26, 2003.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no securities sold by us in 2003 that were not registered under the Securities Act.

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

                             Year Ended December 31,  Period 10/30/02   Period 1/1/02             Year Ended December 31,
                                        2003            to 12/31/02      to 10/29/02                   Going Concern
                                  Liquidation Basis     Liquidation     Going Concern         2001           2000           1999
                                                           Basis
------------------------------------------------------------------------------------------------------------------------------------
       Total Revenue                $2,311,308(4)       $717,568(4)     $3,738,863(4)     $10,920,216     $10,952,443    $11,388,898

     Net Income (Loss)
   Available for Common
       Stockholders                  50,288,873           546,778       (18,611,927)       3,470,868       3,847,300      4,847,538

   Net Income (Loss) per
       Common Share                     59.92             .65 (7)        (20.62) (6)          2.75           3.05           3.84

   Dividends per Common
     Share (1) (2) (3)                  62.84               4.50             --               1.33            --            0.63

       Total Assets                $14,646,227(5)      $89,209,158(5)    $43,512,115      $49,268,560     $47,872,681    $44,178,753


         (1) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

         (2) Dividends made from and after December 21, 2001 are based on total shares issued and outstanding.

         (3) 2003 Dividend per Common Share includes a $1.52 declared dividend that was paid on January 8, 2004.

         (4) Reflects the January 1, 2002 conversion to the equity method of accounting, as required under generally acceptable accounting principles due to the incurrence of debt. Prior to the conversion, the Corporation reported its investments in joint ventures using the pro rata consolidation method of accounting, under which revenues and expenses attributable to the joint ventures are presented on a pro rata basis in accordance with the Corporation's percentage of ownership together with the revenues and expenses of the Corporation's wholly-owned properties. Under the equity method of accounting, the net income attributable to the Corporation's investment in the joint ventures is presented as a single item on the statement of operations. If the change to the equity method of accounting had been made on January 1, 2001, revenues reported for 2001 would have been reduced by $6,241,255. Total net income remains unchanged.

         (5) Reflects the conversion to the liquidation basis of accounting under which real estate is reported at its estimated net realizable value. Prior to the conversion to the liquidation basis of accounting, real estate was reported at its historical cost, less accumulated depreciation and adjustments for impairment.

         (6) Net Income (Loss) per Common Share was calculated using a weighted average shares outstanding of 902,035.

         (7) Net Income (Loss) per Common Share was calculated using a weighted average shares outstanding of 839,286.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with "Forward-Looking Statements" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                    OVERVIEW

         Shelbourne Properties I, Inc. was formerly a Delaware limited partnership, High Equity Partners L.P. - Series 85 ("HEP-85"), which was merged on April 18, 2001 with and into Shelbourne Properties I L.P., a Delaware limited partnership (the "Operating Partnership"). The Corporation holds its investment in its properties through the Operating Partnership in which it held a 99% direct interest and 1% indirect interest at December 31, 2003. The 1% is held indirectly through the general partner of the Operating Partnership, Shelbourne Properties I GP LLC (the "General Partner"), of which the Corporation is the sole member.

         On February 14, 2002, the Corporation repurchased the shares of a major stockholder, Presidio Capital Investment Company LLC ("PCIC"), (the "Transaction"). As part of that repurchase, Shelbourne Management LLC, a wholly-owned subsidiary of PCIC, contributed to the Operating Partnership, the advisory agreement between the Corporation, the Operating Partnership and Shelbourne Management LLC, dated as of April 18, 2001 (the "Advisory Agreement"), pursuant to which Shelbourne Management LLC had provided financial and investment advisory services to the Corporation and the Operating Partnership. As consideration for the purchase of the shares and the contribution of the Advisory Agreement, the Corporation paid $14,303,060 in cash and the Operating Partnership issued a note in the amount of $17,639,459 and issued 812.674 5% Class A Preferred Partnership Units (with a liquidation preference of $1,000 per unit) to Shelbourne Management LLC. As a result, until those preferred units are redeemed, Shelbourne Management LLC is entitled to receive quarterly distributions from the Operating Partnership at a rate of 5% per annum of the aggregate liquidation preference of its preferred units. The agreement governing the repurchase also provided for pre-payment penalties in the event that the Operating Partnership redeems these preferred units prior to February 14, 2007. As a result of a transaction that was consummated in January 2003, the 5% Class A Preferred Partnership Units were reclassified as Class A Partnership Units and modified to eliminate the liquidation preference and to significantly limit the events that could create a pre-payment penalty. The Class A Partnership Units are still entitled to receive quarterly distributions at a rate of 5% per annum.

         During July and August 2002, the Corporation entered into a settlement agreement with HX Investors, L.P ("HX Investors"), a stockholder in the Corporation, with respect to a lawsuit brought by HX Investors and others against the Companies. In connection with this settlement:

         o HX Investors made a tender offer for up to 30% of the outstanding shares of Common Stock. Upon consummation of the offer, HX Investors acquired 251,785 Common Shares. As a result of the tender offer and subsequent market acquisitions, HX Investors holds approximately 42% of the outstanding Common Stock.

         o On August 19, 2002, the existing Board of Directors and executive officer of the Corporation resigned, and the Board was reconstituted to consist of six members, four of whom are independent directors. In addition, new executive officers were appointed.

         o HX Investors was issued by the Operating Partnership Class B Units that entitle the holder thereof to receive 15% of the Operating Partnership's gross proceeds after the payment of a priority return of approximately $59.00 (plus interest at 6% per annum, subject to certain increases) per share to the stockholders of the Corporation. The priority return was satisfied on July 9, 2003.

         o A Plan of Liquidation of the Corporation was adopted by the prior Board of Directors.

         On October 29, 2002, the stockholders of the Corporation approved the Plan of Liquidation. As a result, the Corporation adopted liquidation accounting and the Operating Partnership has been seeking, and will seek, to sell its remaining properties at such time as it is believed that the sale price for such property can be maximized. Since the adoption of the Plan of Liquidation, the Corporation (a) has sold its properties located in Fort Lauderdale, Florida; New York, New York; San Diego, California; and Towson, Maryland (b) has paid dividends through December 31, 2003, of $65.82 per share and (c) has declared a dividend that was paid on January 8, 2004 of $1.52 per share. Pursuant to the Plan of Liquidation, if all of the assets of the Corporation are not sold prior to October 29, 2004, the remaining assets will be placed in a liquidating trust and the stockholders of the Corporation will receive a beneficial interest in such trust in total redemption for their shares in the Corporation.

         The Corporation has operated with the intention of qualifying as a real estate investment trust for U.S. Federal Income Tax purposes ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         We have adopted a plan of liquidation that requires us to liquidate all of our assets and liabilities by October 29, 2004. Dividends paid during our liquidation generally will not be taxable to the stockholder until the dividends paid exceed the adjusted tax basis in the stockholder's shares, and then will be taxable as long-term capital gain assuming the shares as capital assets have been held for more than 12 months when the stockholder receives the dividend as a result of the adoption of the plan of liquidation. As a result of the sale of substantially all of our assets and in light of the costs associated with maintaining a public company, it is expected that our remaining assets will be transferred to a liquidating trust as early as April 2004 and in lieu of owning shares, each stockholder will own a beneficial interest of an equivalent percentage in the liquidating trust. In this regard, on March 17, 2004, the holder of the Class A Units agreed to retain its beneficial ownership of the Accor S.A. Properties and relinquish its right to require the acquisition of other properties, thereby enabling the Corporation to set up liquidating trusts to complete its liquidation as early as April 16, 2004. In consideration of the Class A Unitholder electing to take title to the Accor S.A. Properties earlier than required, the Corporation waived its right to require the Class A Unitholder to reimburse it for up to $75,000 of costs associated with the acquisition of the Accor S.A. Properties and made a payment to the Class A Unitholder of approximately $41,667. Accordingly, at such time as the assets of the Corporation are distributed to a liquidating trust, which is presently expected to be April 16, 2004, the transferability of interests in the trust will be significantly restricted as compared to the shares in the Corporation, and the stockholders as a holder of beneficial interests will be required to include in their own income their pro rata share of the trust's taxable income whether or not that amount is actually distributed by the trust in that year. Further, for federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31, 2003, the estimated net realizable value of the Corporation is approximately $10.8 million or $10.90 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.


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

ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING

         On October 30, 2002 in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Since the sale of the properties located in Ft. Lauderdale, Florida; New York, New York; San Diego, California; and Towson, Maryland, the valuation of investments in joint ventures and real estate held for sale have been adjusted to reflect the remaining estimated costs of carrying out the liquidation as of December 31, 2003. Further adjustments were included in the December 31, 2003 Consolidated Statement of Changes in Net Assets. The valuation is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of December 31, 2003. During the year ended December 31, 2003, in addition to decreases due to the result of sales, the deferred gain was decreased by $670,146 to reflect revisions to the carrying value of real estate and joint ventures. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

         The anticipated gains which include any distributions payable to the Class B Unitholder associated with the adjustment in value of these real estate properties have been deferred until such time as a sale occurs. During the year ended December 31, 2003, the Corporation recognized actual gains of $12,631,607 on the sale of real estate and $36,611,052 included in equity income from joint ventures attributable to real estate sales. As a result of these sales, the Corporation's deferred gain at December 31, 2002 was reduced by $47,436,043 to $4,431,694.

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

         The reserve for additional costs associated with liquidation was increased from $1,300,000 at December 31, 2002 to $1,500,000 at December 31, 2003. The increase is the result of higher estimated costs associated with the execution of the Plan of Liquidation of $606,299. The increase in the reserve balance was offset by payments of (a) professional costs associated with obtaining the Fleet Loan of $387,565, (b) $2,067 incurred in connection with the payoff of the Fleet Loan, and (c) tax planning costs of $16,667 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no material effect on the Corporation's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement had no material effect on the Corporation's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no material effect on the Corporation's financial statements.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003). Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Corporation will be required to adopt FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Corporation does not expect that this will have a material impact on the Corporation's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation uses its working capital reserves and any cash from operations as its primary source of liquidity. On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly, the Corporation began to sell its properties.

         The Company had $2,176,924 in cash and cash equivalents at December 31, 2003. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $1,626,863 during the year ended December 31, 2003. As discussed further below, the increase resulted from $47,782,656 of net cash provided by operating activities and $31,254,505 of net cash provided by investing activities which were largely offset by $77,410,298 of net cash used in financing activities.

         In addition to the cash and cash equivalents reported at December 31, 2003, Seattle Landmark Joint Venture, in which the Corporation holds a 50% interest, held cash at December 31, 2003 of which the Corporation's allocable share was $304,148.

         During 2003, the Corporation's primary sources of funds were rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the year ended December 31, 2003 amounted to $2,130,981 as compared to $4,354,049 for the year ended December 31, 2002. The decrease is due to the sale of Southport Shopping Center on January 21, 2003. Distributions in excess of earnings from joint venture investments increased by $4,953,366 to $10,670,877 for the year ended December 31, 2003 from $5,717,511 for the year ended December 31, 2002. The primary reason for this increase was proceeds generated by the sale of properties owned by 568 Broadway Joint Venture and Century Park I Joint Venture.

         Subsequent to December 11, 2003, the Corporation's primary source of funds is from distributions received from its joint venture investment in Seattle Landmark Joint Venture and from loan repayments received from Shelbourne Properties II, Inc.

         Cash provided by investing activities was the result of the sales of Southport Shopping Center located in Fort Lauderdale, Florida and Loch Raven Plaza located in Towson, Maryland which generated proceeds of $23,178,855 and $9,169,355, respectively. The sale proceeds were slightly offset by the investment in the Accotel transaction of $867,806 and improvements made to real estate prior to the sale at Southport Shopping Center and Loch Raven Plaza of $7,903 and $217,996, respectively.

         Cash used in financing activities consisted of dividends paid to common stockholders ($51,465,018), distributions made to the Class A Unitholder ($41,198), distributions made to Class B Unitholder ($722,551), satisfaction of the Credit Facility ($23,832,274), principal payments on the Fleet Loan ($17,495,084) and a related party loan receivable ($1,349,257). These expenditures were partially offset by proceeds from the Fleet Loan in the amount of $17,495,084.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31,
2002

Net Income

         The Corporation's net income available for common stockholders increased by $68,354,022 to $50,288,873 for the year ended December 31, 2003 from a net loss of $18,065,149 for the year ended December 31, 2002. The increase in net income was primarily due to increased equity income from joint ventures, an increase in gains on the sale of real estate and a decrease in costs and expenses. These items were partially offset by a decrease in rental revenue. The Corporation's income before equity income from joint ventures, gain on sale of real estate, interest and other income was $130,780 for the year ended December 31, 2003 as compared to a net loss of $20,964,150 for the year ended December 31, 2002, which is primarily attributable to significant costs incurred during 2002 in connection with the Transaction, including the purchase of the Advisory Agreement.

Rental Revenues

         Rental revenues decreased by $2,390,536, or approximately 54%, to $2,011,425 for the year ended December 31, 2003 from $4,401,961 for the year ended December 31, 2002 due to the January 2003 sale of Southport Shopping Center. As a result of the sale, base rental revenue, excluding percentage rent, declined by $2,374,391 for the year ended December 31, 2003 to $1,405,310 from $3,779,701 for the year ended December 31, 2002. Percentage rent decreased by $16,145 for the year ended December 31, 2003 as compared to the same period in 2002 as a result of reduced percentage rent payments by Eckerd Drugs and Publix Supermarkets at Southport Shopping Center offset by Loch Raven collecting a total of $6,650 in percentage rent from tenants. Loch Raven Plaza also experienced a decrease in rental revenue for the year ended December 31, 2003 to $1,225,370 from $1,252,660 for the year ended December 31, 2002.

Costs and Expenses

         Costs and expenses for the year ended December 31, 2003 were $1,880,645, representing a decrease of $23,485,466 from the same period in 2002. The decrease was due principally to non-recurring expenses incurred in 2002 of $18,452,133 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. Excluding expenses associated with the purchase of the Advisory Agreement, expenses for the year ended December 31, 2002 were $6,913,978. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreements, expenses decreased by $5,033,333 for the year ended December 31, 2003 compared with the same period in 2002. The decrease was primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year as well as a reduction in operating expenses. The sale of Southport Shopping Center in January 2003 also contributed to the decrease in costs and expenses.

         Operating expenses decreased by $949,218 for the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily due to the sale of Southport Shopping Center on January 21, 2003. The decrease was partially offset by an increase in operating expenses of $73,890 at Loch Raven Plaza. This increase resulted primarily from parking lot maintenance due to above average snowfall.

         Pursuant to the Plan of Liquidation which was adopted on October 29, 2002, depreciation and amortization expenses ceased to be recognized as of that date. Therefore, the Corporation incurred no depreciation and amortization for the year ended December 31, 2003 as compared to $791,233 for the period ended October 29, 2002.

         Partnership asset management fees and transition management fees decreased to $200,000 for the year ended December 31, 2003 from $394,055 for the same period in 2002. This decrease was due to the reduction of the fee in connection with the Transaction from a fee based on 1.25% of gross asset value of the Corporation to a set fee of $27,778 per month through September 30, 2002, which was then further reduced to $16,667 per month for the balance of 2002. Shelbourne Management was paid $135,805 in partnership asset management fees for the period January 1, 2002 through February 14, 2002, PCIC was paid $208,250 for transition fees from February 15, 2002 through September 30, 2002 and Kestrel Management was paid $50,000 for its services from October 1, 2002 through December 31, 2002.

         Administrative costs decreased to $1,023,188 for the year ended December 31, 2003 from $4,055,883 for the same period in 2002. This reduction was due to certain costs incurred in 2002 in connection with the Transaction and legal, professional and consulting fees incurred in 2002. Property management fees decreased to $62,636 from $128,768 for the years ending December 31, 2003 and 2002, respectively. The decrease was primarily due to the sale of Southport Shopping Center in January 2003.

Gain on Sale of Real Estate

         The gain on sale of $12,631,607 for the year ended December 31, 2003 was due to the sales of Southport Shopping Center ($9,285,661) and Loch Raven Plaza ($3,345,946).

Non-Operating Income and Expenses

         Equity income from investments in joint ventures increased by $33,903,467 to $37,642,794 for the year ended December 31, 2003 as compared to $3,739,327 for the year ended December 31, 2002 due to the sale of properties owned by 568 Broadway Joint Venture and Century Park I Joint Venture, in which the Corporation indirectly held a 38.925% and 50% interest, respectively. 568 Broadway Joint Venture sold its property on February 28, 2003 and the joint venture recognized a gain on sale of $67,746,480 of which $26,478,493 was allocated to the Corporation. Century Park I was sold on April 29, 2003 and the joint venture recognized a gain on sale of $20,394,138 of which $10,132,559 was allocated to the Corporation.

         Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture and Century Park I Joint Venture for the year ended December 31, 2003 as compared to the year ended December 31, 2002 of $2,312,334 and $406,856, respectively, due to the sales of the properties.

         Seattle Landmark Joint Venture, the Corporation's remaining joint venture investment, experienced an increase in equity income of $11,604 for the year ended December 31, 2003 as compared to the same period in 2002. The increase in equity income was a result of a decrease in expenses of $100,900 primarily due to the cessation of depreciation and amortization in accordance with liquidation accounting. The decrease in expenses was offset by a decrease in rental revenues of $85,056 and a decrease in interest income of $4,240.

         During 2003, interest expense amounted to $374,993 as compared to $843,311 during the year of 2002. During 2003, interest expense consisted of $52,314 paid in connection with the Credit Facility, $18,815 in connection with a loan payable to Shelbourne Properties III, Inc. and $303,864 incurred in connection with the Fleet Loan. During 2002, interest expense was comprised of $172,733 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreement and interest of $670,578 in connection with the Credit Facility.

         Interest income on cash and cash equivalents decreased slightly to $40,296 during the year ended December 31, 2003 from $47,091 during the year ended December 31, 2002. The decrease was due to lower cash balances invested with lower yields. Partially offsetting the decrease was the recognition of interest income on the Corporation's loan receivable from Shelbourne Properties II, Inc. The loan receivable was the result of payments made by the Corporation on behalf of Shelbourne Properties II, Inc. pursuant to the terms of the Fleet Loan which were subject to the terms of the Indemnity, Contribution and Subrogation Agreements. The loan receivable, which bears interest at the same rate as the Fleet Loan, resulted in interest income during 2003 of $3,050.

         Other income increased for the year ended December 31, 2003 as compared to the year ended December 31, 2002 by $252,208 to $259,587 from $7,379. This was attributable primarily to insurance proceeds received during 2003 under the Director's and Officer's insurance policy settlement related to lawsuits from 2002, prior to the adoption of the Plan of Liquidation, in the amount of $241,141. Also contributing to the increase were refunds of utility charges due to the sale of Southport Shopping Center of $18,436. The utility refunds were due to final readings being less than estimates previously paid. These are compared to income received in 2002 at Southport Shopping Center from a note receivable from a tenant.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001 (ON A PRO-FORMA BASIS)

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

PRO-FORMA INFORMATION

         The pro-forma information is provided for the purpose of facilitating the comparison of the 2002 and 2001 results of operations in the review of management's discussion and analysis. Investments in joint ventures were reported in 2001 under the pro-rata consolidated method of accounting which presented the assets and liabilities and revenues and expenses of the joint ventures on a pro-rata basis in accordance with the Corporation's percentage of ownership together with the assets and liabilities and revenues and expenses of the Corporation's wholly-owned properties. In 2002, under the equity method of accounting, the Corporation's share of assets and liabilities and revenues and expenses in joint ventures is presented as a single item on the balance sheet and statement of operations. The Corporation's total equity and net income did not change as a result of the conversion. The following table shows the pro-forma condensed consolidated statement of operations for the year ended December 31, 2001 both reflecting the pro-forma impact had the change to equity accounting for the investments in joint ventures occurred in 2001.

         CONDENSED CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS

                                                     FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001
                                                    AS REPORTED        PRO-FORMA       EQUITY METHOD
                                                        2001          ADJUSTMENTS           2001
                                                   --------------    --------------    -------------
Rental revenues                                    $  10,337,996     $ (6,241,255)     $  4,096,741
                                                   --------------    --------------    -------------
Costs and expenses                                     7,449,348       (3,083,610)        4,365,738
                                                   --------------    --------------    -------------
Income (loss) before equity income from joint
       ventures, interest and other income             2,888,648       (3,157,645)        (268,997)
       Equity income from joint ventures                       -         3,518,785        3,518,785
       Interest income                                   551,031         (361,231)          189,800
       Other income                                       31,189                91           31,280
                                                   --------------    --------------    -------------
Net income                                         $   3,470,868          $      -     $  3,470,868
                                                   ==============    ==============    =============



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

         Operating expenses increased by $77,651, or 5%, to $1,544,039 for the year ended December 31, 2002 from $1,466,388 during the same period in 2001, due primarily to increased insurance costs of $111,591. This increase was partially offset by an aggregate decrease in all other operating expense categories of $33,940. The Corporation experienced an increase in depreciation and amortization expense due to real estate improvements and tenant procurement costs of $55,603. As a result of the vote of the stockholders to liquidate the portfolio and the resultant conversion to liquidation accounting on October 29, 2002, the Corporation will not incur any further depreciation and amortization costs. Property management fees increased slightly due to increased rental collections.

         Partnership asset management fees decreased by $677,448 to $394,055 for the year ended December 31, 2002 from $1,071,503 for the year ended December 31, 2001. This decrease was due to the reduction of the fee in connection with the Transaction from a fee based on 1.25% of gross asset value of the Corporation to a set fee of $27,778 per month through September 30, 2002, which was then further reduced to $16,667 per month for the balance of 2002. Shelbourne Management was paid $135,805 in partnership asset management fees for the period January 1, 2002 through February 14, 2002, PCIC was paid $208,250 for transition fees from February 15, 2002 through September 30, 2002 and Kestrel was paid $50,000 for its services from October 1, 2002 through December 31, 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's related party loan receivable bears interest at a floating rate and therefore is exposed to the risk of interest rate changes. At March 24, 2004, the loan receivable totaled $1,349,257 at an interest rate of LIBOR plus 2.75%. Based on the balance outstanding on the Loan at March 24, 2004 and the interest rate at that date, a 1% increase in LIBOR would increase the interest income in 2004 by approximately $152. Conversely, a 1% decrease in LIBOR would decrease interest income in 2004 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not believe that it has any risk related to derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2003, 2002 and 2001, and the notes thereto, and the independent auditors' report thereon are set forth on pages 50 through 71.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the Corporation Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         (a)  Directors

         The members of the Board at March 1, 2004, and the committees of the Board on which they serve, are identified below.

                                                                                 Nominating and Corporate
Name                       Audit Committee       Compensation Committee             Governance Committee
----                       ---------------       ----------------------             --------------------
Michael L. Ashner
Arthur Blasberg, Jr.*               X                                                       X
Peter Braverman
John Ferrari*                                                X
Howard Goldberg*                    X                                                       X
Steven Zalkind*                     X                        X


* Independent Trustees as determined by the Nominating and Corporate Governance Committee in accordance with Sections 121A of the listing standards of the American Stock Exchange.


Set forth below is the business experience of, and certain other information regarding, the two director nominees and the Company's Directors.

Name  and  year  first  became  a
Director of the Company              Age      Principal Occupation during the past Five Years
-----------------------              ---      -----------------------------------------------

CLASS III-TERM EXPIRING AT THE 2004 ANNUAL MEETING OF STOCKHOLDERS

John Ferrari                         50       Mr. Ferrari has been a Managing Director of
    2002                                      Manhattan East Suite Hotels, a New York based
                                              hotel management company that operates ten
                                              hotels (2,100 rooms) in New York City, since
                                              1996. Mr. Ferrari is responsible for the
                                              day-to-day operations of the company and for
                                              all acquisitions and development of new
                                              ventures.

Howard Goldberg                      58       Mr. Goldberg has been a private investor and
                                              has provided consulting 2002 services to
                                              start-up companies since 1999. Mr. Goldberg
                                              presently serves as a part-time consultant to
                                              Laser Lock Technologies, Inc., a company in the
                                              security and advertising business, performing
                                              duties consistent with that of a chief
                                              operating officer. From 1994 through 1998, Mr.
                                              Goldberg served as President and Chief
                                              Executive Officer of Player's International, a
                                              public company in the gaming business, prior to
                                              its being sold to Harrah's Entertainment Inc.
                                              In addition, from 1995 to 2000, Mr. Goldberg
                                              served on the board of directors of Imall Inc.,
                                              a public company that provided on-line shopping
                                              and which was ultimately sold to
                                              Excite-at-Home. Mr. Goldberg has a law degree
                                              from New York University and was previously the
                                              managing partner of a large New Jersey law
                                              firm. Mr. Goldberg is a director and serves on
                                              the audit committee of First Union Real Estate
                                              Equity and Mortgage Investments ("First
                                              Union"), a real estate investment trust. Mr.
                                              Goldberg also sits on the Advisory Board of
                                              WinWin, a company specializing in foreign
                                              charitable lotteries.


CLASS I-TERM EXPIRING AT THE 2005 ANNUAL MEETING OF STOCKHOLDERS

Michael L. Ashner                    51       Mr. Ashner has been a director, President,
    2001*                                     Chairman and Chief Executive Officer of the
                                              Company since August 19, 2002. Mr. Ashner also
                                              served as a director, President, Chairman and
                                              Chief Executive Officer of the Company from
                                              February 8, 2001 until August 15, 2002. Mr.
                                              Ashner is and has been the Chief Executive
                                              Officer of Winthrop Financial Associates, A
                                              Limited Partnership, since 1996, and the Chief
                                              Executive Officer of The Newkirk Group, since
                                              1997, two real estate investment and management
                                              companies controlling approximately $3.5
                                              billion of commercial real estate throughout
                                              the United States. Effective December 31, 2003,
                                              Mr. Ashner was appointed as the Chief Executive
                                              Officer and President of First Union. Mr.
                                              Ashner currently serves as a director of Greate
                                              Bay Hotel and Casino Inc., and NBTY, Inc.

Peter Braverman                      52       Mr. Braverman has been a director and Vice
    2002                                      President of the Company since August 19, 2002.
                                              Mr. Braverman also served as a Vice President
                                              of the Company from February 8, 2001 until
                                              August 15, 2001. Mr. Braverman is and has been
                                              the Executive Vice President of Winthrop
                                              Financial Associates, A Limited Partnership,
                                              since 1996, and the Executive Vice President of
                                              The Newkirk Group, since 1997, two real estate
                                              investment and management companies controlling
                                              approximately $3.5 billion of commercial real
                                              estate throughout the United States. Effective
                                              January 8, 2004, Mr. Braverman was appointed as
                                              the Executive Vice President First Union.

CLASS II-TERM EXPIRING AT THE 2006 ANNUAL MEETING OF STOCKHOLDERS

Arthur Blasberg, Jr.                 76       Mr. Blasberg's activities for the past five
    2002                                      years include appointment by the Superior Court
                                              in Massachusetts to serve as a receiver of
                                              various businesses (including real estate
                                              investment companies), as a special master and
                                              as the trustee of a trust holding undeveloped
                                              land and a trust whose main asset was a limited
                                              partnership interest in a cogeneration plant.
                                              Mr. Blasberg serves as a director of several
                                              private companies and previously served as the
                                              receiver and liquidating trustee of The March
                                              Company, Inc., a real estate investment firm
                                              which acted as the general partner and/or
                                              limited partner in over 250 limited
                                              partnerships. Mr. Blasberg is an attorney
                                              admitted to practice in the Commonwealth of
                                              Massachusetts and previously served for five
                                              years in the general counsel's office of the
                                              Securities and Exchange Commission. Mr.
                                              Blasberg is a director and serves on the audit
                                              committee of First Union.

Steven Zalkind                       62       Mr. Zalkind has been a principal with Resource
    2002                                      Investments Limited, L.L.C., a real estate
                                              management and investment company that owns,
                                              operates and manages over 6,000 apartment units
                                              and 500,000 square feet of retail shopping
                                              centers, for the past five years. Mr. Zalkind
                                              has extensive experience in the operation,
                                              management and financing of real estate
                                              projects including apartment buildings,
                                              shopping centers and office buildings and has
                                              been involved in real estate acquisitions and
                                              resales totaling in excess of $1.5 billion.


* Mr. Ashner was a director from April 18, 2001 to August 15, 2001 at which time he resigned. He became a director again on August 19, 2002 and has held that position since such date.

    Each of the foregoing directors also serves as directors of Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc.


    The Board has determined that Mr. Blasberg is an "audit committee financial expert" as defined in Item 401(h)(2) of Regulation S-K. Although Messrs. Blasberg and Goldberg serve as members of the Audit Committee for each of First Union Real Estate Equity and Mortgage Investments, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., the Board has determined that their serving on such committees will not have a negative impact on their ability to serve on the Board's Audit Committee.

    (b)  Executive Officers

         Set forth below is certain information regarding the executive officers and certain other officers of the Company:

    Name                    Age      Current Position
    ---------------------------      ------------------------------------------------
    Michael L. Ashner       51       President, Chairman and Chief Executive Officer
    Peter Braverman         52       Executive Vice President
    Carolyn Tiffany         37       Chief Financial Officer, Secretary and Treasurer

         Officers serve at the discretion of the Board.

         Information regarding Messrs. Ashner and Braverman is included in Item 10(a) above.

         Ms. Tiffany has been the Chief Financial Officer and Treasurer of the Company since August 19, 2002. Ms. Tiffany has been with Winthrop Financial Associates since January 1993. Ms. Tiffany was a Vice President in the asset management and investor relations departments of Winthrop Financial Associates from October 1995 to December 1997, at which time she became the Chief Operating Officer of Winthrop Financial Associates. In addition, Ms. Tiffany is the Chief Operating Officer of The Newkirk Group and, since January 8, 2004, the Chief Operating Officer of First Union.

ITEM 11. EXECUTIVE COMPENSATION

         For the period from January 1, 2002 to August 19, 2002, the executive officers of the Company during such period were employed by Shelbourne Management LLC. For the period from August 19, 2002 through the end of 2002, the executive officers of the Company were employed by First Winthrop Corporation. The executive officers received no remuneration from the Company but were compensated by Shelbourne Management LLC or First Winthrop Corporation, as the case may be, in their capacities as officers and employees of that company, as shown in the table under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION OF DIRECTORS

         The Company's prior non-employee directors, Messrs. Bebon, Coons and Martin in 2001 and until August 19, 2002 received $6,667 annually for their services as directors. The Company's current non-employee directors, Messrs. Blasberg, Ferrari, Goldberg and Zalkind will receive $10,000 annually for their services as directors and $500 for each applicable committee meeting they attend. Directors of the Company who are also officers of the Company receive no additional compensation for serving on the Board. However, all directors are reimbursed for travel expenses and other out-of-pocket expenses incurred in connection with their service on the Board.

         In addition, solely for their services as members of the Special Committee, which was organized to review and evaluate the fairness of the February 2002 repurchase by the Company of the shares held by PCIC, former directors Michael Bebon, Donald W. Coons and Robert Martin received a one-time payment of $20,000.

         In consideration of the significant time and efforts that each of the former directors made as a member of the Board prior to August 19, 2002, at which time the Board was reconstituted as described above, including, among other things, evaluating strategic alternatives to enhance stockholder value, arranging for financing and otherwise managing the business of the Company, the prior Board authorized a one-time payment of $75,000 to each of Robert Martin,
W. Edward Scheetz and Donald W. Coons.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Michael L. Ashner, a director and the Chief Executive Officer of the Company, also serves as the Chief Executive Officer and director of Kestrel Management Corp., the general partner of Kestrel Management, L.P. ("Kestrel"), the entity that provides asset and property management services to the Company. Similarly, Peter Braverman, a director and Vice President of the Company, also serves as a Vice President of Kestrel Management Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 1, 2004 (except as otherwise indicated) regarding the ownership of Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table contained herein, and (iv) all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

NAME AND ADDRESS OF                                                      AMOUNT AND NATURE OF
BENEFICIAL OWNER                        POSITION WITH THE COMPANY        BENEFICIAL OWNERSHIP         PERCENT OF CLASS
-------------------                     -------------------------        --------------------         ----------------
HX Investors, L.P.                       Stockholder                            352,485(1)                   42.0%
100 Jericho Quadrangle
Suite 214
Jericho, NY 11753

Michael L. Ashner                        Director, President                    352,485(2)                   42.0%
100 Jericho Quadrangle                    and Chief Executive
Suite 214                                 Officer
Jericho, NY 11753

Arthur Blasberg, Jr.                     Director                                     0                      0

Peter Braverman                          Director and Executive                       0                      0
                                          Vice President

John Ferrari                             Director                                     0                      0

Howard Goldberg                          Director                                     0                      0




Carolyn Tiffany                          Chief Financial Officer                      0                      0
                                          and Treasurer

Steven Zalkind                           Director                                    10                      *
All directors and executive                                                     352,495                     42.0%
officers as a group
-------------------------------------
*Less than 1%

(1) Based upon information contained in Amendment No. 9 (Final Amendment) to Schedule TO-T as filed by HX Investors, L.P. ("HX") with the Securities and Exchange Commission on August 19, 2002.

(2) Comprised of shares owned by HX. As the sole stockholder of Exeter Capital Corporation, the sole general partner of HX, Mr. Ashner may be deemed to beneficially own all shares owned by HX.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company and written representations from certain reporting persons, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with.

         Peter Braverman owns a 10% limited partner interest in HX. Accordingly, Mr. Braverman owns an indirect pecuniary interest in approximately 35,286 of the shares of Common Stock owned by HX. However, as a limited partner in HX, Mr. Braverman does not exercise investment control over the HX shares. Accordingly, Mr. Braverman is not deemed to beneficially own any of such shares under Section 13 or Section 16 of the Exchange Act.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the years ended December 31, 2001, 2002 and 2003, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to (i) the Predecessor Partnership by affiliates of the general partners of the Predecessor Partnership's (the "Predecessor General Partners") and (ii) the Company by affiliates of the Company.

ASSET MANAGEMENT SERVICES

         For the period January 1, 2001 through April 17, 2001, an affiliate of the Predecessor General Partners, Resources Supervisory, provided Asset Management Services for an annual fee equal to 1.25% of the Predecessor Partnership's gross asset value. In addition, the Predecessor Partnership was obligated to (i) pay $150,000 for non-accountable expenses and (ii) reimburse Resources Supervisory for expenses incurred in connection with the performance of its services.

         Effective April 18, 2001 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided asset management services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for asset management services, an annual asset management fee, payable quarterly, equal to 1.25% of the Corporation's gross asset value as of the last day of the year. In addition, the Corporation was obligated to (i) pay $150,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services.

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

PROPERTY MANAGEMENT SERVICES

         During the years ended December 31, 2001, 2002 and 2003, property management services were provided by Kestrel pursuant to the agreements that provide for a fee of up to 3% of property revenue.


         The following table summarizes the amounts paid to affiliates for Expense Reimbursements, Asset Management Fees, Transition Management Fee and Property Management Fees for the twelve-month periods ended December 31, 2003, 2002 and 2001. All numbers in the tables below include the Corporation's share of fees paid to Kestrel by properties owned by joint ventures in which the Corporation has an interest.

YEAR ENDED DECEMBER 31, 2003

                                    Resources       Shelbourne
                                   Supervisory      Management        Kestrel
                                   -----------      ----------       ---------

Expense Reimbursement               $     -          $     -         $     -
Asset Management Fee                      -                -         200,000

Property Management Fee                   -                -         161,017


YEAR ENDED DECEMBER 31, 2002

                                    Resources       Shelbourne
                                   Supervisory      Management        Kestrel
                                   -----------      ----------       ---------

Expense Reimbursement               $     -         $  18,750         $     -
                                          -           135,805          50,000
Asset Management Fee
Transition Management Fee                 -           208,250               -

Property Management Fee                   -                 -         342,289

YEAR ENDED DECEMBER 31, 2001

                                    Resources       Shelbourne
                                   Supervisory      Management        Kestrel
                                   -----------      ----------       ---------
Expense Reimbursement               $ 44,583        $105,417         $      -
Asset Management Fee                 314,102         757,401                -

Property Management Fee                    -               -          312,777

ALLOCATION OF DIVIDENDS BY THE CORPORATION

         Dividends payable to affiliates for the years ended December 31, 2003, 2002 and 2001 on account of shares of common stock owned are as follows:

                                                     Year Ended December 31,
                                               2003          2002         2001
                                               ----          ----         ----

Presidio Capital Investment Company LLC     $         -   $        -   $ 563,791
HX Investors, L.P.                           21,614,380    1,586,183      61,845


         The stockholders' Priority Return was satisfied on July 9, 2003. Consequently, the Class B Unitholder, HX Investors, which is entitled to receive distributions only after the satisfaction of the Priority Return, has received distribution payments totaling $722,551 since the Priority Return was satisfied.

         In addition, effective August 19, 2002, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the years ended December 31, 2003 and 2002 were $41,198 and $51,486, respectively, of which $17,303 and $9,334, respectively, were paid by Shelbourne Management to HX Investors pursuant to their agreement.

THE TRANSACTION

         On February 14, 2002, the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 423,903 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $14,303,060 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $812,674 and a note in the amount of $17,639,459. This note was satisfied in April 2002 from the proceeds of the Credit Facility. The liquidation preference was eliminated on January 15, 2003 in connection with the Accotel Transaction.

RELATED PARTY LOAN RECEIVABLE

         In connection with the Fleet Loan financing, the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans. Under the terms of the Fleet Loan, the Corporation was required to utilize a portion of its proceeds generated by property sales to make principal payments on the Fleet Loan on behalf of Shelbourne Properties II, Inc. In accordance with the terms of the Indemnity, Contribution and Subrogation Agreements, the portion of the principal payments made by the Corporation that were allocable to Shelbourne Properties II, Inc. have been recorded as a loan receivable from Shelbourne Properties II, Inc. that is secured by Shelbourne Properties II Inc.'s interests in the entities that own its properties. The principal and accrued interest due to the Corporation from Shelbourne Properties II, Inc. at December 31, 2003 is $1,352,307 and requires payments of interest under the same terms as the Fleet Loan, which is LIBOR plus 2.75% (3.875% at December 31, 2003). During 2003, Shelbourne Properties III, Inc. was required to make principal payments on the Fleet Loan for the benefit of the Corporation. Pursuant to the terms of the Indemnity, Contribution, and Subrogation Agreements, the Corporation paid interest on this loan under the same terms as the Fleet Loan. On December 11, 2003 the Corporation repaid in full the loan due to Shelbourne Properties III, Inc. The Corporation paid $18,815 in interest to Shelbourne Properties III, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the aggregate fees billed to Shelbourne I by the independent auditor:


($ in '000s)                                    2003               2002
                                           ---------------    ---------------
Audit Fees (a)                                   60                 67

Audit-Related Fees (b)                           --                 17

Tax Fees (c)                                     37                 25

All Other Fees                                   --                 --

                                           ---------------    ---------------
Total                                            97                109

(a) Fees for audit services billed or expected to be billed relating to fiscal 2003 and 2002 consisted of:
     o    Audit of the Company's annual financial statements
     o    Reviews of the Company's quarterly financial statements

(b) Fees for audit-related services provided during fiscal 2002 consisted of financial accounting and reporting consultations


(c) Fees for tax services provided during fiscal 2003 and 2002 consisted of fees for tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:
          i.   Federal, state and local income tax return assistance
         ii.   REIT compliance
        iii.   Assistance with tax audits and appeals



Memo: Ratio of Tax Planning and Advice Fees and All Other    0:1        0:1
        Fees to Audit Fees, Audit-Related Fees and Tax
        Compliance Fees

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the "SEC") to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

         The Corporation has a policy of requiring that the Audit Committee pre-approve all audit and non-audit services provided to the Corporation by the auditor of its financial statements. During 2003 and 2002, the Audit Committee approved all of the fees paid to Deloitte & Touche LLP by the Corporation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    (1)  Financial Statements

         Independent Auditors' Report

         Consolidated Statements of Net Assets as of December 31, 2003 and December 31, 2002 (Liquidation Basis)

         Consolidated Statements of Operations and Changes in Net Assets for the Year Ended December 31, 2003, the Period October 30, 2002 to December 31, 2002 (Liquidation Basis), and Consolidated Statements of Operations for the Period January 1, 2002 to October 29, 2002 and for the Year Ended December 31, 2001 (Going Concern Basis)

         Consolidated Statements of Equity for the Period January 1, 2002 to October 29, 2002 and the Year Ended December 31, 2001 (Going Concern Basis)

         Consolidated Statements of Cash Flows for the Year ended December 31, 2003, the Period October 30, 2002 to December 31, 2002 (Liquidation Basis) and January 1, 2002 to October 29, 2002 and for the Year Ended December 31, 2001 (Going Concern Basis)

    (2)  Notes to Consolidated Financial Statements

         All schedules are omitted because they are not applicable or not required.

    (B)  REPORTS ON FORM 8-K

         None

    (C)  EXHIBITS

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
         2.1 Stock Purchase Agreement among HX Investors, Exeter Capital Corporation and the Company(4)

         2.2      Amendment No. 1 to Stock Purchase Agreement(6)

         2.3      Plan of Liquidation(7)

         3.1      Amended and Restated Certificate of Incorporation of the
                  Company(1)

         3.2      Amended and Restated Bylaws of the Company(1)

         4.1      Limited Partnership of the operating partnership(1)

         4.2      Stockholder Rights Agreement(1)

         4.3      Amendment to Stockholder Rights Agreement(2)

         4.4 Restated Partnership Unit Designation for 5% Class A Preferred Partnership Units (incorporated by reference to Exhibit E-1 of
                  Exhibit 10.4)(9)

         4.5 Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002
                  (3)

         4.6      Amendment No. 2 to Stockholder Rights Agreement(5)

         4.7 Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership(8)

         10.1 Settlement Agreement and Mutual Release between HX Investors, the Companies and Shelbourne Management(4)

         10.2     Amendment No. 1 to Settlement Agreement(6)

         10.3 Purchase Agreement, dated as of January 15, 2003, between the Shelbourne JV LLC and Realty Holdings of America, LLC(9)

         10.4 Agreement, dated as of January 15, 2003, among Presidio Capital Investment Company, LLC (and certain of its subsidiaries), Shelbourne Management, NorthStar Capital Investment Corp., each of the Shelbourne REITs and its operating partnership and HX Investors, L.P.(9)

         10.5 Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Shelbourne Richmond Company LLC, Shelbourne Matthews Company LLC, Shelbourne Las Vegas Company LLC, Century Park I Joint Venture, Seattle Landmark Joint Venture, Tri-Columbus Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet National Bank, as agent(10)

         10.6 Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties I, Inc. and Shelbourne Properties I L.P.(10)

         10.7 Form of Indemnity, Contribution and Subrogation Agreement, dated as of February 19, 2003, among the REITs and the operating partnerships(10)

         10.8 Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank(10)

         10.9 Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank, as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto(10)

         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Dated: March 25, 2004                       By: /s/ Michael L. Ashner
                                                ---------------------
                                                Michael L. Ashner
                                                Chief Executive Officer


Dated: March 25, 2004                       By: /s/ Carolyn B. Tiffany
                                                ----------------------
                                                Carolyn B. Tiffany
                                                Chief Financial Officer


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




             NAME                                    TITLE                        DATE
             ----                                    -----                        ----
 /s/ Michael L. Ashner           Chief Executive Officer and Director        March 25, 2004
-------------------------
    MICHAEL L. ASHNER


/s/ Arthur Blasberg, Jr.         Director                                    March 25, 2004
-------------------------
  ARTHUR BLASBERG, JR.


  /s/ Howard Goldberg            Director                                    March 25, 2004
-------------------------
     HOWARD GOLDBERG


   /s/ Steven Zalkind            Director                                    March 25, 2004
-------------------------
     STEVEN ZALKIND

                          SHELBOURNE PROPERTIES I, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003


EXHIBIT INDEX

Exhibit
Number                                               Description                                          Page
------                                               -----------                                          ----
2.1      Stock Purchase Agreement among HX Investors, Exeter Capital Corporation
         and the Company                                                                                  (4)

2.2      Amendment No. 1 to Stock Purchase Agreement                                                      (6)

2.3      Plan of Liquidation                                                                              (7)

3.1      Amended and Restated Certificate of Incorporation of the Company                                 (1)


3.2      Amended and Restated Bylaws of the Corporation                                                   (1)

4.1      Limited Partnership of the operating partnership                                                 (1)

4.2      Stockholder Rights Agreement                                                                     (1)

4.3      Amendment to Stockholder Rights Agreement                                                        (2)

4.4      Restated Partnership Unit Designation for 5% Class A Preferred Partnership Units
         (incorporated by reference to Exhibit E-1 of Exhibit 10.4)                                       (9)

4.5      Stockholder Agreement, among the Companies and HX Investors, LP and
         Exeter Capital Corporation, dated as of April 30, 2002                                           (3)

4.6      Amendment No. 2 to Stockholder Rights Agreement                                                  (5)

4.7      Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership       (8)


10.1     Settlement Agreement and Mutual Release between HX Investors,
         the Companies and Shelbourne Management                                                          (4)

10.2     Amendment No. 1 to Settlement Agreement                                                          (6)

10.3     Purchase Agreement, dated as of January 15, 2003, between the Shelbourne
         JV LLC and Realty Holdings of America, LLC                                                       (9)

10.4     Agreement, dated as of January 15, 2003, among Presidio Capital Investment
         Company, LLC (and certain of its subsidiaries), Shelbourne Management,
         NorthStar Capital Investment Corp., each of the Shelbourne REITs and
         its operating partnership and HX Investors, L.P.                                                 (9)

10.5     Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P.,               (10)
         Shelbourne Properties II L.P., Shelbourne Properties III L.P., Shelbourne Richmond
         Company LLC, Shelbourne Matthews Company LLC, Shelbourne Las Vegas Company
         LLC, Century Park I Joint Venture, Seattle Landmark Joint Venture, Tri-Columbus
         Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet National Bank, as agent

10.6     Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties I, Inc. and
         Shelbourne Properties I L.P.                                                                     (10)

10.7     Form of Indemnity, Contribution and Subrogation Agreement, dated as of February                  (10)
         19, 2003, among the REITs and the operating partnerships

10.8     Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement                        (10)
         and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank

10.9     Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties                  (10)
         I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank,
         as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto

31       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                         46

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                         48

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